Form 10QSB
period 2000-12-31
TABATHA II INC
filed 2001-02-13
CIK 1111817

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000.

....Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No: 0-31751

TABATHA II, INC.

(Name of small business in its charter)

Colorado	84-1536518
(State or other jurisdiction of Incorporation)	(IRS Employer Identification. No.)

1926 S. Oswego Way

Aurora, Colorado 80014

(Address of Principal Office) Zip Code

Issuer's telephone number: (303) 752-4637

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No ....

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ..... No .....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At December 31, 2000, the following shares of common were outstanding: Common Stock, no par value, 9,962,500 shares.

Transitional Small Business Disclosure Format (Check one):

Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the six months ended December 31, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

TABATHA II, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended December 31, 2000

TABATHA II, INC.

(A Development Stage Company)

BALANCE SHEET

(unaudited)

December 31, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 7,232
Total current assets	7,232
TOTAL ASSETS	7,232
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES	$ -
Total current liabilities	-
STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000 shares authorized; 9,962,500 shares issued and outstanding	68,375
Deficit accumulated during the development stage	(61,143)
7,232
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 7,232

The accompanying notes are an integral part of the financial statements.

TABATHA II, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Unaudited Inception (March 17, 2000) December 31, 2000	Unaudited for the three months ended December 31, 2000	Unaudited for the six months ended December 31, 2000
REVENUES
Interest income	$ 140	$ 53	$ 110
EXPENSES
Selling, general and administrative	43,525	-
Accounting	900	900	900
Legal	2,500	1,987	1,987
Rent	450	150	300
Office Supplies	608	-
Travel and entertainment
Non cash compensation	13,300	13,300	13,300
Total expenses	61,283	16,337	16,487
NET LOSS	(61,143)	(16,284)	(16,377)
Accumulated deficit
Balance, beginning of period	-	(44,859)	(44,766)
Balance, end of period	$(61,143)	$(61,143)	$(61,143)
NET LOSS PER SHARE	(NIL)	(NIL)	(NIL)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	11,262,500	11,262,500	11,262,500

The accompanying notes are an integral part of the financial statements.

TABATHA II, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Inception (March 17, 2000) to December 31, 2000	Unaudited for the six months ended December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(61,143)	$(16,377)
Adjustments to reconcile net loss to net cash flows from operating activities:
Rent expense	450	300
Stock issued for services	56,825	13,300
Decrease in prepaid expenses	-	87
Net cash flows from operating activities	(3,868)	(2,690)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	11,100	-
Net cash flows from financing activities	11,100	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,232	(2,690)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	9,922
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 7,232	$ 7,232

The accompanying notes are an integral part of the financial statements.

TABATHA II, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2000

1. MANAGEMENT'S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

The accompanying financial statements have been prepared by Tabatha II, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

As of December 31, 2000, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $11,100 from its inside capitalization funds. Consequently, for the period ended December 31, 2000, the Company's balance sheet reflects current and total assets of $7,232 in the form of cash, and current liabilities of $0.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities, or otherwise. As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is currently anticipated that the Company will rely on loans or additional capital contributions from shareholders or to pay expenses at least until it is able to consummate a business transaction.

Results of Operations

During the period from March 17, 2000 (inception) through December 31, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

The Company experienced a net loss of $16,284 for the second quarter and a net loss of $16,377 for the six months ended December 31, 2000. The loss during the quarter and during the six months ended December 31, 2000 is primarily the result of legal, consulting, and accounting costs related to initial registration under the Securities Exchange Act of 1934 and subsequent compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

For the fiscal year ending June 30, 2001, and for the succeeding twelve months, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

The Company believes it will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending June 30, 2001 and thereafter. This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year. Furthermore, once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without the issuance of additional shares or other securities, or through the private placement of restricted securities. In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    No exhibits are filed as part of this report.

(b) No reports on Form 8-K were filed by the Company for the quarter ended December 31, 2000.

SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TABATHA II, INC.

By: /S/ ROBERT L. SMITH

Robert L. Smith, President and Director

Date: February 13, 2001