Form 10QSB
period 2001-12-31
TABATHA II INC
filed 2002-02-12
CIK 1111817

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At December 31, 2001, the following shares of common were outstanding: Common Stock, no par value, 9,962,500 shares.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three and six months ended December 31, 2001 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

TABATHA II, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended December 31, 2001

Tabatha II, Inc.

(A Development Stage Company)

BALANCE SHEET

ASSETS	December 31,
2001
CURRENT ASSETS
Cash and cash equivalents	$ 4,711
Prepaid legal	-

Total current assets	4,711

TOTAL ASSETS	$ 4,711

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$ -

Total current liabilities	-

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000
shares authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 9,962,500 shares issued and
outstanding	68,975
Deficit accumulated during the development
stage	(64,264)

4,711

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 4,711

The accompanying notes are an integral part of the financial statements.

Tabatha II, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception
	(March 17, 2000)	For the three months		For the six months
	to December 31,	ended December 31,		ended December 31,
	2001	2001	2000	2001	2000
REVENUES
Interest income	$ 229	$ 13	$ 53	$ 34	$ 110

EXPENSES
Selling, general and administrative	43,525	-	-	-	-
Accounting	2,425	296	900	1,146	900
Legal	3,570	702	1,987	805	1,987
Rent	1,050	150	150	300	300
Office supplies	623	-	-	15	-
Travel & entertainment	-	-	-	-	-
Non cash compensation	13,300	-	13,300	-	13,300
Total expenses	64,493	1,148	16,337	2,266	16,487

NET LOSS	(64,264)	(1,135)	(16,284)	(2,232)	(16,377)

Accumulated deficit

Balance, beginning of period	-	(63,129)	(44,859)	(62,032)	(44,766)

Balance, end of period	$ (64,264)	$ (64,264)	$ (61,143)	$ (64,264)	$ (61,143)

NET LOSS PER SHARE	$ (0.01)	$ (NIL)	$ (NIL)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	9,962,500	9,962,500	9,962,500	9,962,500	9,962,500

The accompanying notes are an integral part of the financial statements.

Tabatha II, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Inception	For the six	For the six
	(March 17, 2000)	months ended	months ended
	to December 31,	December 31,	December 31,
	2001	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (64,264)	$ (2,232)	$ (16,377)
Adjustments to reconcile
net loss to net cash flows from
operating activities:
Rent expense	1,050	300	300
Stock issued for services	43,525	-	-
Warrants issued for services	13,300		13,300
Decrease in prepaid expenses	-	-	87

Net cash flows from operating activities	(6,389)	(1,932)	(2,690)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	11,100	-	-

Net cash flows from financing activities	11,100	-	-

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	4,711	(1,932)	(2,690)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	6,643	9,922

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 4,711	$ 4,711	$ 7,232

The accompanying notes are an integral part of the financial statements.

Tabatha II, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future, and which, for that reason, involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects" and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements of our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10QSB should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

As of December 31, 2001, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $11,100 from its inside capitalization funds. Consequently, for the period ended December 31, 2001, the Company's balance sheet reflects current and total assets of $4,711 in the form of cash and cash equivalents, and current liabilities of $0.

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

Results of Operations

During the period from March 17, 2000 (inception) through December 31, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

The Company experienced a net loss of $1,135 for the second quarter and a net loss of $64,264 since inception. These losses are primarily the result of legal, consulting, and accounting costs related to initial registration under the Securities Exchange Act of 1934 and subsequent compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

    (b) No reports on Form 8-K were filed by the Company for the quarter ended December 31, 2001.

    SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    TABATHA II, INC.

    By: /S/ ROBERT L. SMITH

    Robert L. Smith, President and Director

    By: /S/ DIANE THELEN

    Diane Thelen, Director

    By: /S/ KIP PEDRIE

    Kip Pedrie, Director

    Date: February 12, 2002