Form 10QSB
period 2003-03-31
TABATHA II INC
filed 2003-05-15
CIK 1111817

FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

                                                          Shares  Outstanding
            Class of Securities                           at May 15, 2003
            ___________________                           ___________________

            Common Stock, no par value                           9,962,500


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___



                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The reviewed financial statements of registrant for the three months ended March 31, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                               TABATHA II, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                              March 31, 2003


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




                                    TABATHA II, INC.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                  March 31, 2003
                                     (unaudited)


   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $   2,291
                                                                      --------
         Total current assets                                            2,291
                                                                      --------

         TOTAL ASSETS                                                $   2,291
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                                  $       -



STOCKHOLDERS' EQUITY
   Preferred stock, no par value; 10,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, no par value; 100,000,000
      shares authorized; 9,962,500 shares issued
      and outstanding                                                   69,725
   Deficit accumulated during the
      development stage                                                (67,434)
                                                                      --------
                                                                         2,291
                                                                      --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   2,291
                                                                      ========

       The accompanying notes are an integral part of the financial statements.
                                            1


                                     TABATHA II, INC.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS
                                      (unaudited)

                             For the
                             Period       For the    For the    For the    For the
                             March 17,    three      three      nine       nine
                             2000         months     months     months     months
                             (Inception)  ended      ended      ended      ended
                             to March     March      March      March     March
                             31, 2003     31, 2003   31, 2002   31, 2003   31, 2002
                             -----------  ---------  ---------  ---------  ---------
REVENUES
  Interest income            $       237  $       1  $      3   $      4  $      37

EXPENSES
  Selling, general and
   administrative expense         43,525          -          -          -          -
   Accounting                      4,649        328        150      1,753      1,296
   Legal                           3,724          -        211          8      1,016
   Rent                            1,800        150        150        450        450
   Office supplies                   673         25         25         25         40
   Non cash compensation          13,300          -          -          -          -
                              ----------  ---------  ---------  ---------  ---------
        Total expenses            67,671        503        536      2,236      2,802
                              ----------  ---------  ---------  ---------  ---------
NET LOSS                         (67,434)      (502)      (533)    (2,232)    (2,765)

Accumulated deficit
  Balance, beginning of period         -    (66,932)   (64,264)   (65,202)   (62,032)
                              ----------  ---------  ---------  ---------  ---------
  Balance, end of period      $  (67,434) $ (67,434) $ (64,797) $ (67,434) $ (64,797)
                              ==========  =========  =========  =========  =========
NET LOSS PER SHARE            $    (0.01) $    (NIL) $    (NIL) $    (NIL) $    (NIL)
                              ==========  =========  =========  =========  =========
WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                  9,962,500  9,962,500  9,962,500  9,962,500  9,962,500
                              ==========  =========  =========  =========  =========


  The accompanying notes are an integral part of the financial statements.
                                            2



                                   TABATHA II, INC.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                      Period          For the        For the
                                      March 17,       nine           nine
                                      2000            months         months
                                      (Inception) to  ended          ended
                                      March 31,       March 31,      March 31,
                                      2003            2003           2002
                                      ------------    ----------     ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                            $    (67,434)   $   (2,232)    $  (2,765)
  Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
      Rent expense                           1,800           450           450
      Stock issued for services             43,525             -             -
      Warrants issued for services          13,300             -             -
                                      ------------    ----------     ---------
    Net cash flows from
       operating activities                 (8,809)       (1,782)       (2,315)

CASH FLOWS FROM INVESTING
  ACTIVITIES                                     -             -             -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                  11,100             -             -
                                      ------------    ----------     ---------
    Net cash flows
      from financing activities             11,100             -             -
                                      ------------    ----------     ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                  2,291        (1,782)       (2,315)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                            -         4,073         6,643
                                      ------------    ----------     ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                       $      2,291    $    2,291     $   4,328
                                      ============    ==========     =========


       The accompanying notes are an integral part of the financial statements.
                                            3

                                   TABATHA II, INC.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                   March 31, 2003



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

Liquidity and Capital Resources

    As of March 31, 2003, the Company remains in the development stage.
Since inception, it has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $11,100 from its inside capitalization funds. Consequently, for the period ended March 31, 2003, the Company's balance sheet reflects current and total assets of $2,291 in the form of cash and cash equivalents, and current liabilities of $0.

    The Company does not believe its existing cash resources will be sufficient to pay costs associated with carrying out its plan of operations for the remainder of the fiscal year. Therefore it expects to require additional capital (see "Need for Additional Financing" below) during the fiscal year.

Results of Operations

    During the period from March 17, 2000 (inception) through March 31,
2003, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.
No revenues were received by the Company during this period.

    The Company experienced a net loss of $502 for the quarter and a net loss of $67,434 since inception. These losses are primarily the result of legal, consulting, and accounting costs related to initial registration under the Securities Exchange Act of 1934 and subsequent compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

Date: May 15, 2003                             TABATHA II, INC.

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


Date: May 15, 2003
                                                       /s/ ROBERT L. SMITH
                                                            Robert L. Smith
                                                   Chief Executive Officer
                                                   Chief Financial Officer

                                            8