Form 10KSB
period 2003-06-30
TABATHA II INC
filed 2003-08-11
CIK 1111817

U.S. SECURITIES AND EXCHANGE COMMISSION


                         Washington, D.C. 20549


                               Form 10-KSB


(Mark One)

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2003.


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

Common Stock, no par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____




Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___


State issuer's revenue for its most recent fiscal year: $5


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


(Issuers involved in bankruptcy proceedings during the past five years):


Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____


(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,062,400 as of August 7, 2003.


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

As of the end of its fiscal year June 30, 2003, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended June 30, 2003.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

As of June 30, 2003, the Company remains in the development stage. For the fiscal year ended June 30, 2003, the Company's balance sheet reflects current and total assets of $2,292, in the form of cash and cash equivalents, and current liabilities of $356.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from March 17, 2000 (inception) through June 30, 2003, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

Plan of Operations

For the fiscal year ending June 30, 2003, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

During the fiscal year ending June 30, 2003, the Company plans to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934.
In order to proceed with its plans for the next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may incur in seeking business opportunities.

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

Tabatha II, Inc.
(A Development Stage Company)

Report of Independent Public Accountants         F-1

Balance Sheet                                    F-2

Statements of Operations                         F-3

Statement of Stockholders' Equity                F-4

Statements of Cash Flows                         F-5

Notes to Financial Statements                    F-6 to F-8




                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders of
Tabatha II, Inc.


We have audited the accompanying balance sheet of Tabatha II, Inc.
(a development stage company) as of June 30, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2003 and 2002, and for the period from inception (March 17, 2000) to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tabatha II, Inc. as of June 30, 2003, and the results of its operations and cash flows for the years ended June 30, 2003 and 2002, and for the period from inception (March 17, 2000) to June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.


Comiskey & Company
PROFESSIONAL CORPORATION

Denver, Colorado

July 21, 2003

                                Tabatha II, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                                June 30, 2003



 ASSETS

CURRENT ASSETS
 Cash and cash equivalents                               $      2,292
                                                         ------------

  Total current assets                                          2,292
                                                         ------------

  TOTAL ASSETS                                           $      2,292
                                                         ============


 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable	                                        $        356
                                                         ------------

 TOTAL CURRENT ASSETS			  356

STOCKHOLDERS' EQUITY
 Preferred stock, no par value; 10,000,000
  shares authorized; no shares issued and outstanding               -
 Common stock, no par value; 100,000,000
  shares authorized; 10,062,400 shares issued and
  outstanding at June 30, 2003                                 70,875
 Deficit accumulated during the development
  stage                                                       (68,939)
                                                         ------------

                                                                1,936
                                                         ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $      2,292
                                                         ============


The accompanying notes are an integral part of the financial statements.

                                 Tabatha II, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                    For the
                                    Period
                                    March 17,    For the    For the
                                    2000         year       year
                                    (Inception)  ended      ended
                                    to June 30,  June 30,   June 30,
                                        2003        2003      2002
                                    -----------  ---------  ---------
REVENUES
  Interest income          $     238     $      5   $     38

EXPENSES
  Selling, general and
   administrative              43,525             -             -
  Accounting                     5,005      2,109      1,617
  Consulting                      1,000      1,000             -
  Legal                              3,749           33          951
  Rent                               1,950         600          600
  Office supplies                   648             -             40
  Non-cash compensation   13,300         -               -
                                         ----------  ---------  ---------
        Total expenses        69,177      3,742      3,208
                                     ----------  ---------  ---------
NET LOSS                     (68,939)   (3,737)    (3,170)

Accumulated deficit
  Balance,
    beginning of period                       -    (65,202)   (62,032)
                                     ----------  ---------  ---------
  Balance,
        end of period                $  (68,939) $ (68,939) $ (65,202)
                                     ==========  =========  =========
NET LOSS PER SHARE                   $    (0.01) $    (NIL) $    (NIL)
                                     ==========  =========  =========
WEIGHTED AVERAGE
  NUMBER OFSHARES
  OUTSTANDING                         9,962,500   9,962,500  9,962,500
                                     ==========  ========== ==========


  The accompanying notes are an integral part of the financial statements.
                                          F-3




                               Tabatha II, Inc.
                        (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
   For the initial period from inception (March 17, 2000) to June 30, 2003



                                                    Deficit
                                  Common Stock      accumulated
                      Price    -----------------    during the   Total
                      per      Number of            development  stockholders'
                      share    shares     Amount    stage        equity
                      -------  ---------  --------  --------     ---------
Common stock issued
 for cash,
 March 1, 2000        $ 0.005    900,000  $  4,500  $      -     $   4,500

Common stock issued
 for services,
 March 1, 2000          0.005  8,100,000    40,500         -        40,500

Common stock issued
 for services,
 April 1, 2000          0.01     300,000     3,000         -         3,000

Common stock issued
 for cash, April 3,
 2000 through
 May 30, 2000           0.01     660,000     6,600         -         6,600

Common stock issued
 for services,
 May 18, 2000           0.01       2,500        25         -            25

Rent at no charge                      -       150         -           150

Net loss for the
 period ended
 June 30, 2000                         -         -   (44,766)      (44,766)
                               ---------  --------  --------     ---------

Balance, June 30, 2000         9,962,500    54,775   (44,766)       10,009
                               ---------  --------  --------     ---------

Common stock warrants
 issued for services,
 December 4, 2000                      -    13,300         -        13,300

Rent at no charge                      -       600         -           600

Net loss for the
 year ended
 June 30, 2001                         -         -   (17,266)      (17,266)
                               ---------  --------  --------     ---------

Balance, June 30, 2001         9,962,500   68,675  (62,032)       6,643
                               ---------  --------  --------     ---------

Rent at no charge                      -       600         -           600

Net loss for the
 year ended
 June 30, 2002                         -         -    (3,170)       (3,170)
                               ---------  --------  --------     ---------

Balance, June 30, 2002         9,962,500   69,275  (65,202)       4,073
                               ---------  --------  --------     ---------

Common stock issued
for cash,
June 30, 2003        .01         99,900    1,000       -         1,000

Rent at no charge                      -       600         -           600

Net loss for the
 year ended
 June 30, 2003                         -         -    (3,737)       (3,737)
                               ---------  --------  --------     ---------

Balance, June 30, 2003        10,062,500   70,875  (68,939)       1,936
                               =========  ========  ========     =========


The accompanying notes are an integral part of the financial statements.

                              Tabatha II, Inc.
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS


                                        Period
                                        March 17,      For the      For the
                                        2000           year         year
                                        (Inception)    ended        ended
                                        to June 30,    June 30,     June 30,
                                           2003           2003        2002
                                        ------------   ----------   ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                              $    (68,939)  $   (3,737)  $ (3,170)
  Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
      Rent expense                             1,950          600         600
      Stock issued for services               43,525            -           -
      Warrants issued for services            13,300            -        -
      Decrease in prepaid expenses               356       356           -
                                        ------------   ----------   ---------
    Net cash flows from
       operating activities                   (9,808)      (2,781)     (2,570)

CASH FLOWS FROM INVESTING
  ACTIVITIES                                       -            -            -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                    12,100       1,000           -
                                        ------------   ----------   ---------
    Net cash flows
      from financing activities               12,100           1,000           -
                                        ------------   ----------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                    2,292       (1,781)     (2,570)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              -        4,073       6,643
                                        ------------   ----------   ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $      2,292   $    2,292   $   4,073
                                        ============   ==========   =========



The accompanying notes are an integral part of the financial statements.

                                Tabatha II, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                June 30, 2003



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

                                Tabatha II, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                June 30, 2003


1. Summary of Significant Accounting Policies (continued) Consideration of Other Comprehensive Income Items
SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended
June 30, 2003, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Impairment or Disposal of Long-Lived Assets
In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS
144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. The Company has implemented FAS 144 for this fiscal year. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

No impairment was recorded in the fiscal year ending June 30, 2003.


2. Stockholders' Equity
As of June 30, 2003, 100,000,000 shares of the Company's no par value common stock had been authorized, of which 10,062,400 were issued and outstanding.

The Company is authorized to issue up to 10,000,000 shares of preferred stock, in series, as determined by the Board of Directors. As of June 30, 2003, no preferred shares have been designated or issued.

Warrants to purchase 2,660,000 shares of common stock at .005 per share were issued on December 4, 2000. The warrants were issued for services valued at $13,300. The warrants expire December 3, 2004.

3. Related Party Transactions
As of the date hereof, officers and directors of the Company are the owners of 6,409,900 shares of its issued and outstanding common stock, constituting approximately 64% of the Company's issued and outstanding common stock. The shares were issued for cash and services equal to $0.005 to $0.01 per share.

Officers and directors are reimbursed for all out-of-pocket expenses.

Rent is being provided to the Company at no charge. For purposes of the financial statements, the Company is accruing $50 per month as common stock for this use.

4. Income Taxes
The Company has Federal net operating loss carryforwards of approximately $69,000 expiring between the years 2019 through 2022. The tax benefit of these net operating losses is approximately $14,000 and has been offset by a full allowance for realization. For the year ended June 30, 2003, the allowance increased by $738. This carryforward may be limited upon consummation of a business combination under IRC Section 381.


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


Compliance With Section 16(a) of the Exchange Act.

Mr. Smith and Ms. Thelen have each filed an Initial Statement of Beneficial Ownership of Securities on Form 3. They plan to file Form 5 for the fiscal year ending June 30, 2003.

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

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending June 30, 2003.

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

32.1 Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002. *

     * Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TABATHA II, INC.

By: /S/ ROBERT L. SMITH
    Robert L. Smith, President and Director


By: /S/ DIANE THELEN
    Diane Thelen, Director




Date: August 11, 2003