Form 10QSB
period 2003-09-30
TABATHA II INC
filed 2003-11-12
CIK 1111817

FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

                                                          Shares  Outstanding
            Class of Securities                           at November 11, 2003
            ___________________                           ___________________

            Common Stock, no par value                          10,062,400


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___



                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The reviewed financial statements of registrant for the three months ended September 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                               TABATHA II, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                             September 30, 2003


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



                                    TABATHA II, INC.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                 September 30, 2003
                                     (unaudited)


   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $   1,746
                                                                      --------
         Total current assets                                            1,746
                                                                      --------

         TOTAL ASSETS                                                $   1,746
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                                  $       -



STOCKHOLDERS' EQUITY
   Preferred stock, no par value; 10,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, no par value; 100,000,000
      shares authorized; 10,062,400 shares issued
      and outstanding                                                   71,025
   Deficit accumulated during the
      development stage                                                (69,279)
                                                                      --------
                                                                         1,746
                                                                      --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   1,746
                                                                      ========

       The accompanying notes are an integral part of the financial statements.
                                            1


                                     TABATHA II, INC.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS
                                      (unaudited)

                               For the
                               Period           For the    For the
                               March 17,        three      three
                               2000             months     months
                               (Inception)      ended      ended
                               to September     September  September
                                 30, 2003       30, 2003   30, 2002
                               -----------      ---------  ---------
REVENUES
  Interest income              $       238      $       -  $       2

EXPENSES
  Selling, general and
   administrative expense           43,525              -          -
   Accounting                        5,005              -          -
   Legal                             3,849            100          8
   Rent                              2,100            150        150
   Consulting                        1,000              -          -
   Office supplies                     738             90          -
   Non cash compensation            13,300              -          -
                                ----------      ---------  ---------
        Total expenses              69,517            340        158
                                ----------      ---------  ---------
NET LOSS                           (69,279)          (340)      (156)

Accumulated deficit
  Balance, beginning of period           -        (68,939)   (65,202)
                                ----------      ---------  ---------
  Balance, end of period        $  (69,279)     $ (69,279) $ (65,358)
                                ==========      =========  =========
NET LOSS PER SHARE              $    (0.01)     $    (NIL) $    (NIL)
                                ==========      =========  =========
WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                    9,969,614      10,062,400  9,962,500
                                ==========      ==========  =========


  The accompanying notes are an integral part of the financial statements.
                                            2



                                   TABATHA II, INC.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                       Period          For the       For the
                                       March 17,       three         three
                                       2000            months        months
                                       (Inception) to  ended         ended
                                       September 30,   September 30, September 30,
                                       2003            2003          2002
                                       ------------    ----------    ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                             $    (69,279)   $     (340)   $    (156)
  Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
      Rent expense                            2,100           150          150
      Stock issued for services              43,525             -            -
      Warrants issued for services           13,300             -            -
      Decrease in accounts payable                -          (356)           -
                                       ------------    ----------    ---------
    Net cash flows from
       operating activities                 (10,354)         (546)          (6)

CASH FLOWS FROM INVESTING
  ACTIVITIES                                      -             -            -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                   12,100             -            -
                                       ------------    ----------    ---------
    Net cash flows
      from financing activities              12,100             -            -
                                       ------------    ----------    ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                   1,746          (546)          (6)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                             -         2,292        4,073
                                       ------------    ----------    ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                        $      1,746    $    1,746    $   4,067
                                       ============    ==========    =========


       The accompanying notes are an integral part of the financial statements.
                                            3

                                   TABATHA II, INC.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                  September 30, 2003



1.  Management's representation of interim financial information
    ------------------------------------------------------------
The accompanying financial statements have been prepared by Tabatha II, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at June 30, 2003.

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

Liquidity and Capital Resources

    As of September 30, 2003, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $12,100 from its inside capitalization funds. Consequently, for the period ended September 30, 2003, the Company's balance sheet reflects current and total assets of $1,746 in the form of cash and cash equivalents, and current liabilities of $0.

    The Company does not believe its existing cash resources will be sufficient to pay costs associated with carrying out its plan of operations for the remainder of the fiscal year. Therefore it expects to require additional capital (see "Need for Additional Financing" below) during the fiscal year.

Results of Operations

    During the period from March 17, 2000 (inception) through September 30, 2003, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

    The Company experienced a net loss of $340 for the first quarter and a net loss of $69,279 since inception. These losses are primarily the result of legal, consulting, and accounting costs related to initial registration under the Securities Exchange Act of 1934 and subsequent compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

    No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Not withstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without the issuance of additional shares or other securities, or through the private placement of restricted securities. In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                            5

                       PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

             32.1 Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxely Act of 2002.

         (b) Reports on Form 8-K

             None

                                            6

                               Signatures

     Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized person.

Date: November 11, 2003                 TABATHA II, INC.

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




                                            7