Form 10QSB
period 2004-09-30
TABATHA II INC
filed 2004-11-19
CIK 1111817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

TABATHA II, INC.

(Name of small business in its charter)

Colorado	0-31751	84-1536518
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
1926 S. Oswego Way Aurora, Colorado		80014
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code:  (303) 752-4637

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,227,500 as of September 30, 2004.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending September 30, 2004 follow.

TABATHA II, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2004

TABATHA II, Inc.

(A Development Stage Company)

BALANCE SHEET

September 30, 2004

 (Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 3,400
Prepaid consulting	5,400

Total current assets	8,800

TOTAL ASSETS	$ 8,800

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$ -

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000
shares authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 10,227,500 shares issued and
outstanding	91,559
Deficit accumulated during the development
stage	(82,759)

8,800

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 8,800

The accompanying notes are an integral part of the financial statements.

TABATHA II, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

September 30, 2004

 (Unaudited)

	For the period
	from inception	For the three	For the three
	(March 17, 2000)	months ended	months ended
	to September 30,	September 30,	September 30,
	2004	2004	2003
REVENUES
Interest income	$ 240	$ 1	$ -

EXPENSES
Selling, general and administrative expense	43,746	-	-
Accounting	9,464	2,050	-
Legal	4,174	-	100
Rent	2,700	150	150
Consulting	8,300	3,300
Office supplies	1,315	36	90
Non-cash compensation	13,300	-	-

Total expenses	82,999	5,536	340

NET LOSS	(82,759)	(5,535)	(340)

Accumulated deficit

Balance, beginning of period	-	(77,224)	(68,939)

Balance, end of period	$ (82,759)	$ (82,759)	$ (69,279)

NET LOSS PER SHARE	$ (0.01)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	9,786,439	9,209,191	10,062,400

The accompanying notes are an integral part of the financial statements.

TABATHA II, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception	For the three	For the three
	(March 17, 2000)	months ended	months ended
	to September 30,	September 30,	September 30,
	2004	2004	2003

Net loss	$ (82,759)	$ (5,535)	$ (340)
Adjustments to reconcile
net loss to net cash flows from
operating activities:
Rent expense	2,700	150	150
Stock issued for prepaid services	(5,400)	3,300
Stock issued for services	56,525	-	-
Warrants issued for services	13,300	-	-
Changes in assets and liabilities:
Decrease in accounts payable	-	(434)	(356)

Net cash flows from operating activities	(15,634)	(2,519)	(546)

	-	-	-

Issuance of common stock	19,034	434	-
Loans from shareholders	-	-	-

Net cash flows from financing activities	19,034	434	-

NET INCREASE (DESCREASE) IN CASH
AND CASH EQUIVALENTS	3,400	(2,085)	(546)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	5,485	2,292

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 3,400	$ 3,400	$ 1,746

The accompanying notes are an integral part of the financial statements.

TABATHA II, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2004

1.

Management's representation of interim financial information

The accompanying financial statements have been prepared by Tabatha Ii, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  These financial statements should be read in conjunction with the audited financial statements at June 30, 2004.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as “forward looking statements, “ which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects” and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement.  Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

As of September 30, 2004, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $ 19,034 from its inside capitalization funds. Consequently, for the period ended September 30, 2004, the Company's balance sheet reflects current and total assets of $ 8,800 in the form of cash and cash equivalents, prepaid expenses, and current liabilities of $ 0.

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

ITEM 3.    CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From June 2003 to June 2004, the Company sold 424,900 shares of its common stock.. The shares were sold to two company principals who reported the transactions on Form 4, and two non-affiliates.  99,900 shares were sold for $.01 and 32,500 for $.02.  The proceeds of $7,500 were used for working capital. There were no other sales of common stock in the last three years. The Company also issued 650,000 shares of stock at $.02 for services.

The sales were made for cash in reliance upon the exemption from registration offered by Regulation D and Section 4(2) of the Securities Act of 1933.  Based upon the Subscription Agreement executed by each of the purchasers, and based upon the pre-existing relationship between the cash subscribers and the Company’s officers and directors, the Company had reasonable grounds to believe immediately prior to making an offer to the private investors, and did in fact believe, when such subscriptions were accepted, that such purchasers (1) were purchasing for investment and not with a view to distribution, and (2) had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment and were able to bear those risks.  The purchasers had access to pertinent information enabling them to ask informed questions.  The shares were issued without the benefit of registration.  An appropriate restrictive legend is imprinted upon each of the certificates representing such shares.  All such sales were effected without the aid of underwriters, and no sales commissions were paid.

    ITEM 6.    EXHIBITS.

The following exhibits are filed herewith:

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

Date:  November 15, 2004

By: /S/ DIANE THELEN
Diane Thelen, Secretary, Treasurer, and a Director

Date: November 15, 2004