Form 10QSB
period 2004-12-31
TABATHA II INC
filed 2005-02-18
CIK 1111817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,137,400 as of December 31, 2004.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending December 31, 2004 follow.

TABATHA II, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2004

TABATHA II, Inc.

(A Development Stage Company)

BALANCE SHEET

December 31, 2004

(Unaudited)

ASSETS	December 31,
2004
CURRENT ASSETS
Cash and cash equivalents	$ 2,450
Prepaid consulting	2,100

Total current assets	4,550

TOTAL ASSETS	$ 4,550

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$ -

Total current liabilities	-

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000
shares authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 8,137,400 shares issued and
outstanding	91,709
Deficit accumulated during the development
Stage	(87,159)

4,550

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 4,550

The accompanying notes are an integral part of the financial statements.

TABATHA II, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

December 31, 2004

 (Unaudited)

	For the period
	from inception
	(March 17, 2000)	For the three months		For the six months
	to December 31,	ended December 31,		ended December 31,
	2004	2004	2003	2004	2003
REVENUES
Interest income	$ 241	$ 1	$ -	$ 2	$ -

EXPENSES
Selling, general and administrative	43,746	-	-	-	-
Accounting	9,865	401	1,569	2,451	1,569
Legal	4,174	-	-	-	100
Rent	2,850	150	150	300	300
Consulting	11,600	3,300		6,600
Office supplies	1,865	550	-	586	120
Travel & entertainment	-	-	-	-	-
Non cash compensation	13,300	-	-	-	-
Total expenses	87,400	4,401	1,719	9,937	2,089

NET LOSS	(87,159)	(4,400)	(1,719)	(9,935)	(2,089)

Accumulated deficit

Balance, beginning of period	-	(82,759)	(69,279)	(77,224)	(68,939)

Balance, end of period	$ (87,159)	$ (87,159)	$ (70,998)	$ (87,159)	$ (71,028)

NET LOSS PER SHARE		$ (NIL)	$ (NIL)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING		8,137,400	9,962,500	8,161,585	9,962,500

The accompanying notes are an integral part of the financial statements.

TABATHA II, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Inception	For the six	For the six
	(March 17, 2000)	months ended	months ended
	to December 31,	December 31,	December 31,
	2004	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (87,159)	$ (9,935)	$ (2,089)
Adjustments to reconcile
net loss to net cash flows from
operating activities:
Rent expense	2,850	300	300
Stock issued for prepaid services	(2,100)	6,600
Stock issued for services	56,525		-
Warrants issued for services	13,300		-
Changes in operating assets and liabilities:
Decrease in accounts payable	-	(434)	(356)

Net cash flows from operating activities	(16,584)	(3,469)	(2,145)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	19,034	434	-

Net cash flows from financing activities	19,034	434	-

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	2,450	(3,035)	(2,145)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	5,485	2,292

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 2,450	$ 2,450	$ 147

The accompanying notes are an integral part of the financial statements.

TABATHA II, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

(Unaudited)

1.

Management=s representation of interim financial information

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

Liquidity and Capital Resources

As of December 31, 2004, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $ 19,034 from its inside capitalization funds. Consequently, for the period ended December 31, 2004, the Company's balance sheet reflects current and total assets of $ 4,550 in the form of cash and cash equivalents, prepaid expenses, and current liabilities of $ 0.

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

PART II - OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From June 2003 to June 2004, the Company sold 424,900 shares of its common stock.. The shares were sold to two company principals who reported the transactions on Form 4, and two non-affiliates.  99,900 shares were sold for $.01 and 325,000 for $.02.  The proceeds of $7,500 were used for working capital. There were no other sales of common stock in the last three years. The Company also issued 650,000 shares of stock at $.02 for services.

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

.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TABATHA II, INC.

By: /S/ JOHN BALLARD
John Ballard, President, Chief Financial Officer and a Director

Date:  February 18, 2005

By: /S/ DIANE THELEN
Diane Thelen, Secretary, Treasurer, and a Director

Date: February 18, 2005