Form 10QSB
period 2005-03-31
TABATHA II INC
filed 2005-05-16
CIK 1111817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,142,400 as of March 31, 2005.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending March 31, 2005 follow.

TABATHA II, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2005

TABATHA II, Inc.

(A Development Stage Company)

BALANCE SHEET

March 31, 2005

(Unaudited)

March 31, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 1,971

Total current assets	1,971

TOTAL ASSETS	$ 1,971

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ -

Total current liabilities	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value; 10,000,000
shares authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 8,142,400 shares issued and
outstanding	91,959
Deficit accumulated during the development
stage	(89,988)

1,971

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,971

The accompanying notes are an integral part of the financial statements.

TABATHA II, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

March 31, 2005

(Unaudited)

	For the period
	from inception	For the three	For the three	For the nine	For the nine
	(March 17, 2000)	months ended	months ended	months ended	months ended
	to March 31,	March 31,	March 31,	March 31,	March 31,
	2005	2005	2004	2005	2004
REVENUES
Interest income	$ 242	$ 1	$ -	$ 3	$ -

EXPENSES
Selling, general and administrative expense	43,746	-	-	-	-
Accounting	10,165	300	406	2,751	1,975
Legal	4,174	-	-	-	100
Rent	3,000	150	150	450	450
Consulting	13,700	2,100	-	8,700	-
Office supplies	2,145	280	45	866	165
Non-cash compensation	13,300	-	-	-	-

Total expenses	90,230	2,830	601	12,767	2,690

NET LOSS	(89,988)	(2,829)	(601)	(12,764)	(2,690)

Accumulated deficit

Balance, beginning of period	-	(87,159)	(71,028)	(77,224)	(68,939)

Balance, end of period	$ (89,988)	$ (89,988)	$ (71,629)	$ (89,988)	$ (71,629)

NET LOSS PER SHARE		$ (NIL)	$ (NIL)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING		8,139,122	9,111,862	8,154,207	9,747,858

The accompanying notes are an integral part of the financial statements.

TABATHA II, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

March 31, 2005

(Unaudited)

	For the period
	from inception	For the nine	For the nine
	(March 17, 2000)	months ended	months ended
	to March 31,	March 31,	March 31,
	2005	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (89,988)	$ (12,764)	$ (2,690)
Adjustments to reconcile
net loss to net cash flows from
operating activities:
Rent expense	3,000	450	450
Stock issued for prepaid services	-	8,700
Stock issued for services	56,525	-	-
Warrants issued for services	13,300	-	-
Changes in operating assets and liabilities
Decrease in accounts payable	-	(434)	50

Net cash flows from operating activities	(17,163)	(4,048)	(2,190)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	19,134	534	-

Net cash flows from financing activities	19,134	534	-

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	1,971	(3,514)	(2,190)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	5,485	2,292

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 1,971	$ 1,971	$ 102

The accompanying notes are an integral part of the financial statements.

TABATHA II, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

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

Liquidity and Capital Resources

As of March 31, 2005, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $ 19,134 from its inside capitalization funds. Consequently, for the period ended March 31, 2005, the Company's balance sheet reflects current and total assets of $ 1,971 in the form of cash and cash equivalents, and current liabilities of $ 0.

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

PART II - OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 1, 2005, the Company sold 5,000 shares for $.02 per share.  The proceeds of $100 were used for working capital.

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

Date:  May 13, 2005

By: /S/ DIANE THELEN
Diane Thelen, Secretary, Treasurer, and a Director

Date: May 13, 2005