Form 10QSB
period 2005-09-30
TABATHA II INC
filed 2005-10-31
CIK 1111817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

TABATHA II, INC.

(Name of small business issuer in its charter)

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes X   No

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,142,400 as of September 2005.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

INDEX TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2005

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

September 30,
ASSETS	2005
Current assets
Cash	$ 277
Total current assets	277

Total assets	$ 277

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 541
Total current liabilities	541

Stockholders' deficit
Preferred stock: no par value; 10,000,000 shares authorized; no shares issued and outstanding	-
Common stock: no par value; 100,000,000 shares authorized; 8,142,400 shares issued and outstanding	90,825
Deficit accumulated during the development stage	(91,089)
Total stockholders' deficit	(264)

Total liabilities and stockholders' deficit	$ 277

See notes to unaudited financial statements.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Period from March 17, 2000 [inception] to
	September 30,		September 30,
	2005	2004	2005

Revenues	$ -	$ -	$ -

Operating expenses
Selling, general and administrative expense	274	-	52,813
Accounting	1,000	2,050	11,465
Consulting	-	3,300	5,000
Legal	-	-	4,174
Rent	150	150	3,300
Office supplies	-	36	1,279
Non-cash compensation	-	-	13,300
Total operating expenses	1,424	5,536	91,331
Operating loss	(1,424)	(5,536)	(91,331)

Other income
Interest income	-	1	242
Total other income	-	1	242

Net loss before income taxes	(1,424)	(5,535)	(91,089)

Provision for income taxes	-	-	-

Net loss	$ (1,424)	$ (5,535)	$ (91,089)

Basic and diluted net loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	8,192,400	8,187,400

See notes to unaudited financial statements.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended		Period from March 17, 2000 [inception] to
	September 30,		September 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(1,424)	$(5,535)	$(91,089)
Adjustments to reconcile net loss to
net cash used in operations:
Rent expense	150	150	3,300
Stock issued for services	-	3,300	55,525
Warrants issued for services	-	-	13,300
Changes in operating assets and liabilities:
Accounts payable	-	(434)	541
Net cash used in operating activities	(1,274)	(2,519)	(18,423)

Cash flows from financing activities:
Issuance of common stock	-	434	18,700
Net cash provided by financing activities	-	434	18,700

Increase (decrease) in cash and cash equivalents	(1,274)	(2,085)	277

Cash and cash equivalents, beginning of period	1,551	5,485	-
Cash and cash equivalents, end of period	$277	$3,400	$277

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to unaudited financial statements.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.

MANAGEMENT’S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

The accompanying financial statements have been prepared by Tabatha II, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of June 30, 2005 as filed with Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as “forward looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects” and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement.  Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

As of September 30, 2005, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $18,700 from its inside capitalization funds. Consequently, for the period ended September 30, 2005, the Company's balance sheet reflects current and total assets of $277, which is all in the form of cash, and current liabilities of $541.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

The following exhibits are filed herewith:

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

Date:  October 28, 2005

By: /S/ DIANE THELEN
Diane Thelen, Secretary, Treasurer, and a Director

Date: October 28, 2005