Form 10QSB
period 2005-12-31
TABATHA II INC
filed 2006-02-10
CIK 1111817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2005

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,342,400 as of December 31, 2005.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

INDEX TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2005

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

December 31,
ASSETS	2005
Current assets
Cash	$ 2,804
Total current assets	2,804

Total assets	$ 2,804

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$ 541
Total current liabilities	541

Stockholders' equity
Preferred stock: no par value; 10,000,000 shares authorized; no shares issued and outstanding	-
Common stock: no par value; 100,000,000 shares authorized; 8,342,400 shares issued and outstanding	93,975
Deficit accumulated during the development stage	(91,712)
Total stockholders' equity	2,263

Total liabilities and stockholders' equity	$ 2,804

See notes to unaudited financial statements.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended		Period from March 17, 2000 [inception] to
	December 31,		December 31,		December 31,
	2005	2004	2005	2004	2005

Revenues	$ -	$ -	$ -	$ -	$ -

Operating expenses
Selling, general and administrative expense	175	-	449	-	52,988
Accounting	300	401	1,300	2,451	11,765
Consulting	-	3,300	-	6,600	5,000
Legal	-	-	-	-	4,174
Rent	150	150	300	300	3,450
Office supplies	-	550	-	586	1,279
Non-cash compensation	-	-	-	-	13,300
Total operating expenses	625	4,401	2,049	9,937	91,956
Operating loss	(625)	(4,401)	(2,049)	(9,937)	(91,956)

Other income
Interest income	2	1	2	2	244
Total other income	2	1	2	2	244

Net loss before income taxes	(623)	(4,400)	(2,047)	(9,935)	(91,712)

Provision for income taxes	-	-	-	-	-

Net loss	$ (623)	$ (4,400)	$ (2,047)	$ (9,935)	$ (91,712)

Basic and diluted net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	8,288,600	8,137,400	8,240,500	8,137,400

See notes to unaudited financial statements.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended		Period from March 17, 2000 [inception] to
	December 31,		December 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$ (2,047)	$ (9,935)	$ (91,712)
Adjustments to reconcile net loss to
net cash used in operations:
Rent expense	300	300	3,450
Stock issued for services	-	6,600	55,525
Warrants issued for services	-	-	13,300
Changes in operating assets and liabilities:
Accounts payable	-	(434)	541
Net cash used in operating activities	(1,747)	(3,469)	(18,896)

Cash flows from financing activities:
Issuance of common stock	3,000	434	21,700
Net cash provided by financing activities	3,000	434	21,700

Increase (decrease) in cash and cash equivalents	1,253	(3,035)	2,804

Cash and cash equivalents, beginning of period	1,551	5,485	-
Cash and cash equivalents, end of period	$ 2,804	$ 2,450	$ 2,804

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

2.

COMMON STOCK

On November 2, 2005 the Company issued 50,000 shares of its common stock to each of three existing stockholders for cash of $.02 per share. An aggregate of 150,000 shares was issued for $3,000 in cash.

Office rent is being provided to the Company at no charge. For purposes of the financial statements, the Company reports $50 per month as rent expense with a corresponding increase in common stock. Common stock increased by $150 and $300 for the three and six month periods ended December 31, 2005.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as “forward looking statements," which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects” and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement.  Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

As of December 31, 2005, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $21,700 from its inside capitalization funds. Consequently, for the period ended December 31, 2005, the Company's balance sheet reflects current and total assets of $2,804, which is all in the form of cash, and total current liabilities of $541.

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

LEGAL PROCEEDINGS.

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 2, 2005, the Company issued 50,000 shares of its common stock to each of three existing stockholders for cash of $.02 per share. An aggregate of 150,000 shares was issued for $3,000 in cash, which was used for working capital.

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

Date:  February 10, 2006

By: /S/ DIANE THELEN
Diane Thelen, Secretary, Treasurer, and a Director

Date: February 10, 2006