Form 10QSB
period 2006-03-31
TABATHA II INC
filed 2006-05-22
CIK 1111817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,342,400 as of March 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS AND EXHIBITS

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2006

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

March 31,
ASSETS	2006
Current assets
Cash	$ 2,657
Total current assets	2,657

Total assets	$ 2,657

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$ 541
Total current liabilities	541

Stockholders' equity
Preferred stock: no par value; 10,000,000 shares authorized; no shares issued and outstanding	-
Common stock: no par value; 100,000,000 shares authorized; 8,342,400 shares issued and outstanding	94,125
Deficit accumulated during the development stage	(92,009)
Total stockholders' equity	2,116

Total liabilities and stockholders' equity	$ 2,657

See notes to unaudited financial statements.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended		Period from March 17, 2000 [inception] to
	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006

Revenues	$ -	$ -	$ -	$ -	$ -

Operating expenses
Selling, general and administrative expense	150	-	599	-	53,138
Accounting	-	300	1,300	2,751	11,765
Consulting	-	2,100	-	8,700	5,000
Legal	-	-	-	-	4,174
Rent	150	150	450	450	3,600
Office supplies	-	280	-	866	1,279
Non-cash compensation	-	-	-	-	13,300
Total operating expenses	300	2,830	2,349	12,767	92,256
Operating loss	(300)	(2,830)	(2,349)	(12,767)	(92,256)

Other income
Interest income	3	1	5	3	247
Total other income	3	1	5	3	247

Net loss before income taxes	(297)	(2,829)	(2,344)	(12,764)	(92,009)

Provision for income taxes	-	-	-	-	-

Net loss	$ (297)	$ (2,829)	$ (2,344)	$ (12,764)	$ (92,009)

Basic and diluted net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	8,288,600	8,139,122	8,288,600	8,154,207

See notes to unaudited financial statements.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended		Period from March 17, 2000 [inception] to
	March 31,		March 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$ (2,344)	$ (12,764)	$ (92,009)
Adjustments to reconcile net loss to
net cash used in operations:
Rent expense	450	450	3,600
Stock issued for services	-	8,700	55,525
Warrants issued for services	-	-	13,300
Changes in operating assets and liabilities:
Accounts payable	-	(434)	541
Net cash used in operating activities	(1,894)	(4,048)	(19,043)

Cash flows from financing activities:
Issuance of common stock	3,000	534	21,700
Net cash provided by financing activities	3,000	534	21,700

Increase (decrease) in cash and cash equivalents	1,106	(3,514)	2,657

Cash and cash equivalents, beginning of period	1,551	5,485	-
Cash and cash equivalents, end of period	$ 2,657	$ 1,971	$ 2,657

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

2.

COMMON STOCK

No Stock was issued in the three month period ending March 31, 2006.

Office rent is being provided to the Company at no charge. For purposes of the financial statements, the Company reports $50 per month as rent expense with a corresponding increase in common stock. Common stock increased by $150 and $450 for the three and nine month periods ended March 31, 2006.

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

Liquidity and Capital Resources

As of March 31, 2006, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $21,700 from its inside capitalization funds. Consequently, for the period ended March 31, 2006, the Company's balance sheet reflects current and total assets of $2,657, which is all in the form of cash, and total current liabilities of $541.

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

ITEM 3.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Tabatha II, Inc. required to be included in our periodic SEC reports. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving the stated goals under all potential future conditions regardless of how remote.  In addition, there has been no change in our internal controls over financial reporting during the most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

TABATHA II, INC.

By: /S/ JOHN BALLARD
John Ballard, President, Chief Executive Officer, Chief Financial Officer and a Director

Date:  May 22, 2006

By: /S/ DIANE THELEN
Diane Thelen, Secretary, Treasurer, and a Director

Date: May 22, 2006