Form 10KSB
period 2006-06-30
TABATHA II INC
filed 2006-09-27
CIK 1111817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

X__ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

___TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

TABATHA II, INC.

(Exact name of registrant as specified in its charter

Colorado	0-31751	84-1536518
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

1926 S. Oswego Way Aurora, Colorado 80014
(Address of principal executive offices)

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

(Issuers involved in bankruptcy proceedings during the past five years): Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No __

(Applicable only to corporate registrants): State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,292,400 as of June 30, 2006.

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

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

General

The Company was incorporated under the laws of the State of Colorado on March 17, 2000, and is in the early developmental and promotional stages.  To date, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate. As of the end of its fiscal year June 30, 2006, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders. The Company's search has been directed toward enterprises which have a desire to become a public corporation and which have a business plan designed to allow them to take advantage of opportunities available to public entities. This includes entities which have been recently organized, with no operating history, or a history of losses attributable to under-capitalization or other factors, entities in need of funds to develop a new product or service or to expand into a new market, entities which desire to use their securities to make acquisitions, and entities which have a combination of these characteristics. In searching for investment opportunities, the Company is not restricted to any particular geographical area or industry. Therefore, subject to economic conditions, limitations on its ability to locate available business opportunities, and other factors, the Company has substantial discretion in selecting an appropriate business opportunity. In connection with any acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

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

ITEM 2.

DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at 1926 S. Oswego Way, Aurora, Colorado 80014, which is the address of its Secretary. The Company pays no rent for the use of this mailing address, however, for financial statement purposes, the Company has been expensing $50 per month as common stock for this use. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (303) 752-4637. The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended June 30, 2006.

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

ITEM 6.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-KSB which are not statements of historical fact are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. These and other factors may cause our actual results to differ materially from any forward-looking statement.  We caution you not to place undue reliance on these forward-looking statements.  Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Overview

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

Liquidity and Capital Resources

As of June 30, 2006, the Company remains in the development stage. For the fiscal year ended June 30, 2006, the Company's balance sheet reflects current and total assets of $1,937, in the form of cash, and current liabilities of $541. For the fiscal year ended June 30, 2006, operating expenses and losses narrowed to $3,214 as compared to operating losses of $12,444 at June 30, 2005.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

The Company issued 150,000 shares of its common stock for $3,000 to non-affiliated shareholders during the year ended June 30, 2006.

Results of Operations

During the period from March 17, 2000 (inception) through June 30, 2006, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

Plan of Operations

For the fiscal year ending June 30, 2007, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates.  The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

During the fiscal year ending June 30, 2007, the Company plans to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may incur in seeking business opportunities. No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

ITEM 7.

FINANCIAL STATEMENTS.

See following pages.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

PAGE

INDEX TO FINANCIAL STATEMENTS	10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	11

BALANCE SHEET	12

STATEMENTS OF OPERATIONS	13

STATEMENTS OF STOCKHOLDERS’ EQUITY	14-15

STATEMENTS OF CASH FLOWS	16

NOTES TO FINANCIAL STATEMENTS	17-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

TABATHA II, INC.

Aurora, Colorado

We have audited the accompanying balance sheet of TABATHA II, INC. (a development stage company) as of June 30, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the financial statements of TABATHA II, INC. for the year ended June 30, 2004 or for the period from March 17, 2000 {inception} to June 30, 2004.  Those statements were audited by other auditors whose reported thereon dated July 18, 2004 expressed an unqualified opinion with a going concern explanatory paragraph.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TABATHA II, INC. as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC

Kaysville, Utah

August 24, 2006

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

June 30,
ASSETS	2006
Current assets
Cash	$ 1,937
Total current assets	1,937

Total assets	$ 1,937

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$ 541
Total current liabilities	541

Stockholders' equity
Preferred stock: no par value; 10,000,000 shares authorized; no shares issued and outstanding	-
Common stock: no par value; 100,000,000 shares authorized; 8,292,400 shares issued and outstanding	94,275
Deficit accumulated during the development stage	(92,879)
Total stockholders' equity	1,396

Total liabilities and stockholders' equity	$ 1,937

See notes to financial statements.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year ended		Period from March 17, 2000 [inception] to
	June 30,		June 30,
	2006	2005	2006

Revenues	$ -	$ -	$ -

Operating expenses
Selling, general and administrative expense	724	8,793	66,563
Accounting	1,900	3,051	12,365
Consulting	-	-	5,000
Legal	-	-	4,174
Rent	600	600	3,750
Office supplies	-	-	1,279
Total operating expenses	3,224	12,444	93,131
Operating loss	(3,224)	(12,444)	(93,131)

Other income
Interest income	10	3	252
Total other income	10	3	252

Net loss before income taxes	(3,214)	(12,441)	(92,879)

Provision for income taxes	-	-	-

Net loss	$ (3,214)	$ (12,441)	$ (92,879)

Basic and diluted net loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	8,288,600	8,189,067

See notes to financial statements.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 17, 2000 [INCEPTION] TO JUNE 30, 2006

						Development
					Common Stock	Stage
	Preferred Stock		Common Stock		issued for	Accumulated
	Shares	Amount	Shares	Amount	Prepaid Services	Deficit	Total

Balance at March 17, 2000 (date of inception)	-	$ -	-	$ -	$ -	$ -	$ -
Common stock issued for cash - 03/01/00	-	-	900,000	4,500	-	-	4,500
Common stock issued for services - 03/01/00	-	-	8,100,000	40,500	-	-	40,500
Common stock issued for services - 04/01/00	-	-	300,000	3,000	-	-	3,000
Common stock issued for cash - 04/03-05/30/00	-	-	660,000	6,600	-	-	6,600
Common stock issued for services - 05/18/00	-	-	2,500	25	-	-	25
Rent at no charge	-	-	-	150	-	-	150
Net loss for the period	-	-	-	-	-	(44,766)	(44,766)
Balance June 30, 2000	-	-	9,962,500	54,775	-	(44,766)	10,009

Common stock warrants issued for services - 12/04/00	-	-	-	13,300	-	-	13,300
Rent at no charge	-	-	-	600	-	-	600
Net loss for the year	-	-	-	-	-	(17,266)	(17,266)
Balance June 30, 2001	-	-	9,962,500	68,675	-	(62,032)	6,643

Rent at no charge	-	-	-	600	-	-	600
Net loss for the year	-	-	-	-	-	(3,170)	(3,170)
Balance June 30, 2002	-	-	9,962,500	69,275	-	(65,202)	4,073

Common stock issued for cash - 03/01/00	-	-	99,900	1,000	-	-	1,000
Rent at no charge	-	-	-	600	-	-	600
Net loss for the year	-	-	-	-	-	(3,737)	(3,737)
Balance June 30, 2003	-	-	10,062,400	70,875		(68,939)	1,936

Common stock surrendered - 03/01/04	-	-	(2,850,000)	-	-	-	-
Common stock issued for cash - 05/21/04	-	-	75,000	1,500	-	-	1,500
Common stock issued for cash - 05/26/04	-	-	125,000	2,500	-	-	2,500
Common stock issued for services - 05/27/04	-	-	600,000	12,000	(12,000)	-	-
Common stock issued for services - 05/31/04	-	-	50,000	1,000	(1,000)	-	-
Common stock issued for cash - 05/31/04			75,000	1,500	-	-	1,500
Common stock issued for cash - 06/09/04	-	-	50,000	1,000	-	-	1,000
Rent at no charge	-	-	-	600	-	-	600
Net loss for the year	-	-	-	-	4,300	(8,285)	(3,985)
Balance June 30, 2004	-	-	8,187,400	90,975	(8,700)	(77,224)	5,051

Common stock cancelled	-	-	(50,000)	(1,000)	1,000	-	-
Common stock issued for cash - 03/01/05	-	-	5,000	100	-	-	100
Rent at no charge	-	-	-	600	-	-	600
Net loss for the year	-	-	-	-	7,700	(12,441)	(4,741)
Balance June 30, 2005	-	-	8,142,400	90,675	-	(89,665)	1,010

Common stock issued for cash - 11/05/05	-	-	150,000	3,000	-	-	3,000

Rent at no charge	-	-	-	600	-	-	600
Net loss for the year	-	-	-	-	-	(3,214)	(3,214)
Balance June 30, 2006	-	$ -	8,292,400	$ 94,275	$ -	$ (92,879)	$ 1,396

See notes to financial statements

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year ended		Period from March 17, 2000 [inception] to
	June 30,		June 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$ (3,214)	$ (12,441)	$ (92,879)
Adjustments to reconcile net loss to
net cash used in operations:
Rent paid with shares	600	600	3,750
Stock issued for services	-	-	68,825
Changes in operating liabilities and assets:
Stock issued for prepaid services	-	7,700	-
Increase in accounts payable	-	107	541
Net cash used in operating activities	(2,614)	(4,034)	(19,763)

Cash flows from financing activities:
Issuance of common stock	3,000	100	21,700
Net cash provided by financing activities	3,000	100	21,700

Increase (decrease) in cash and cash equivalents	386	(3,934)	1,937

Cash and cash equivalents, beginning of period	1,551	5,485	-
Cash and cash equivalents, end of period	$ 1,937	$ 1,551	$ 1,937

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash financing activity:
Rent paid with shares	$ 600	$ 600

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

LOSS PER SHARE

Basic loss per common share is calculated using the weighted average number of shares outstanding during the period. Diluted loss per common share is calculated by adjusting the weighted outstanding shares, assuming conversion of all potentially dilutive stock options. At June 30, 2006 there were no potentially dilutive stock options outstanding.

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

No impairment was recorded in the fiscal year ending June 30, 2006.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

3.

STOCKHOLDERS’ EQUITY

As of June 30, 2006, 100,000,000 shares of the Company's no par value common stock had been authorized, of which 8,242,400 were issued and outstanding.

The Company is authorized to issue up to 10,000,000 shares of preferred stock, in series, as determined by the Board of Directors. As of June 30, 2006, no preferred shares have been designated or issued.

150,000 shares of common stock were issued on November 02, 2005 for cash of $3,000.

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

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

4.

RELATED PARTY TRANSACTIONS

As of the date hereof, officers and directors of the Company are the owners of 5,741,600 shares of its issued and outstanding common stock, constituting approximately 69% of the Company's issued and outstanding common stock. The shares were issued for cash and services from $0.005 to $0.02 per share.

Officers and directors are reimbursed for all out-of-pocket expenses.

Rent is being provided to the Company at no charge. For purposes of the financial statements, the Company is accruing $50 per month as common stock for this use.

5.

INCOME TAXES

The Company has Federal net operating loss carry forwards of approximately $92,879 expiring between the years 2020 through 2026. The tax deferred benefit of these net operating losses is approximately $37,152 and has been offset by a full valuation allowance due to uncertainty regarding their realization. For the year ended June 30, 2006, the allowance increased by $1,286. These carryforwards may be limited upon consummation of a business combination under IRC Section 381.

6.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4.”  This statement requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal."  SFAS No. 150 was effective for financial statements entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company in 2003.  Management does not believe the adoption of this statement will have a material impact on the Company as the Company maintains no inventory.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statement No. 66 and 67.”  This statement amends FASB Statement No. 66 and 67 to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management does not believe the adoption of this statement will have a material impact on the Company as the Company does not record nor have any real estate time-sharing transactions.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

6.

RECENT ACCOUNTING PRONOUNCEMENTS

(Continued)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) is a revision of SFAS No., 123, “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company began recognizing compensation expense for the fair value of stock-based compensation in its financial statements in accordance with SFAS 123 in 2003. The effective date of SFAS 123(R) is the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 123(R) did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2005, the SEC staff issued additional guidance on SFAS 123(R) in the form of SAB. 107. SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee share options. Key topics covered by SAB 107 include: (a) valuation models - SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility - the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term - the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company’s adoption of the principles of SAB 107 in conjunction with its adoption of SFAS 123(R) did not have material impact on the Company’s financial statements or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 did not have a material impact on the Company’s financial statements or results of operations.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIE”). Until this interpretation, the Company generally included entities in its consolidated financial statements only if it controlled the entity

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

6.

RECENT ACCOUNTING PRONOUNCEMENTS

(Continued)

through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 did not have a material impact on the Company’s Financial Statements as of December 31, 2005.

In March 2005, FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after

December 15, 2005. The adoption of FIN 47 did not have a material affect on the Company’s financial position, results of operations or cash flows.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.”  This statement improves financial reporting by eliminating the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  Management believes the adoption of this statement will have no impact on the financial statements of the Company.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

6.

RECENT ACCOUNTING PRONOUNCEMENTS

(Continued)

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.”  This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 states that an entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006.  Management believes the adoption of this statement will have no impact on the financial statements of the Company.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On or about January 1, 2006, Child, Sullivan & Company, the principal accountant for Tabatha II, Inc. (the "Company") changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC.  As this is viewed as a separate legal entity, the Company terminated its accounting arrangement with Child, Sullivan & Company as principal accountant and engaged Child, Van Wagoner & Bradshaw, PLLC, as the Company's principal accountants for the Company's fiscal year ending June 30, 2006 and the interim periods for 2005 and 2006.  The decision to change principal accountants was approved by the Audit Committee of the Company's Board of Directors and subsequently approved by the Board of Directors.

None of the reports of Child, Sullivan & Company, on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between the Company and Child, Sullivan & Company, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Child, Sullivan & Company, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, Child, Sullivan & Company has not advised the Registrant that:

1) internal controls necessary to develop reliable financial statements did not exist; or

2) information has come to the attention of Child, Sullivan & Company which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

3) the scope of the audit should be expanded significantly, or information has come to the attention of Child, Sullivan & Company that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ending June 30, 2006.

(b) On or about January 2, 2006, the Company engaged Child, Van Wagoner & Bradshaw, PLLC as its principal accountant as successor to Child, Sullivan & Company to audit its financial statements.  During the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted with the entity of Child, Van Wagoner & Bradshaw, PLLC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, nor did the entity of Child, Van Wagoner & Bradshaw, PLLC provide advice to the Registrant, either written or oral, that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting.

ITEM 8A.

CONTROLS AND PROCEDURES

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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2006, to provide reasonable assurance of the achievement of these objectives.

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure

John Ballard	48	President, Chief Financial Officer and a Director since April 2004
Diane Thelen	60	Secretary, Treasurer, and a Director since March 2000

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

Biographical Information

John Ballard, Chief Financial Officer

On September 30, 2003, John Ballard became Chief Financial Officer of TABATHA II, INC., a publicly traded company headquartered in California. John Ballard has more than sixteen years of business management, project management, and accounting experience. From January 2002 to the present, Mr. Ballard has been a financial consultant and director of Reveal Systems, Inc., a software development company and Internet provider based in Longmont, Colorado. Mr. Ballard was the Chief Financial Officer of Call Solutions Inc., a publicly traded company, from October 1999 to November 2002. Call Solutions was in the business of opening call centers. From 1997-1999 Mr. Ballard owned and operated the food operations Cookies N Kreme and Lincoln Street Cafe in the Denver Metropolitan Area.  In 1993, Mr. Ballard retired and he traveled until 1997.  From 1988 to 1993, Mr. Ballard was Chief Financial Officer for Apple Sundries, Inc., a Denver retail chain. Mr. Ballard holds a Bachelor of Science Degree in Management and Marketing from the University of Colorado where he graduated Magna Cum Laude. Mr. Ballard also holds a Masters of Business in Administration from Regis University.

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

Compliance With Section 16(a) of the Exchange Act.

For the fiscal year ending June 30, 2006, all of the Company=s officers, directors and principal shareholders have filed reports required under Section 16(a).

Code of Ethics

Tabatha II, Inc. has not yet adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions due to several factors. Tabatha II, Inc. is a reporting “blind pool” company whose shares have not yet traded.

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned by persons who hold 5.0% or more of the outstanding Common Stock of the Company.  Also included are the shares held by all executive officers and directors as a group.

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Diane Thelen (1) 1926 S. Oswego Way Aurora, CO 80014	2,883,300	34.77%

John Ballard (1) 6754 W. Hinsdale Place Littleton, CO 80128	2,858,300	34.47%

Jimmy Wang 1142 Cherry Ave. San Bruno, CA 94066	675,000	8.14%

All directors and executive officers (2 persons)	5,741,600	69.24%

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

32.1      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC (formerly Child, Sullivan & Company) (the “Principal Accountant”) for audit of the Company's annual financial statements were $1,000 for the fiscal year ended June 30, 2006 and $1,000 for the fiscal year ended June 30, 2005.  The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC (formerly Child, Sullivan & Company) for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $900 during the period ended June 30, 2006 and $900 during the period ended June 30, 2005.

(2) The Principal Accountant did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal year ending June 30, 2006 or June 30, 2005.

Tax Fees

(3) The aggregate fees billed by the Principal Accountant for tax compliance, tax advice and tax planning were $0 for the fiscal year ended June 30, 2006 and $0 for the fiscal year ended June 30, 2005.

All Other Fees

(4) The Principal Accountant did not bill the Company for any products and services other than the foregoing during the fiscal year ended June 30, 2006 and June 30, 2005.

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

Date:  September 26, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /S/ JOHN BALLARD

John Ballard, President, Chief Financial Officer and a Director

Date:

September 26, 2006

By: /S/ DIANE THELEN

Diane Thelen, Secretary and a Director

Date:

September 26, 2006