Form 10QSB
period 2006-09-30
TABATHA II INC
filed 2006-11-14
CIK 1111817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,342,400 as of September 2006.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

INDEX TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2006

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

September 30, 2006

BALANCE SHEET (UNAUDITED)

September 30,2006
ASSETS
Current assets
Cash	$ 1,939
Total current assets	1,939

Total assets	$ 1,939

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$ 541
Total current liabilities	541

Stockholders' equity
Preferred stock: no par value; 10,000,000 shares authorized; no shares issued and outstanding	-
Common stock: no par value; 100,000,000 shares authorized; 8,342,400 shares issued and outstanding	94,425
Deficit accumulated during the development stage	(93,027)
Total stockholders' equity	1,398

Total liabilities and stockholders' equity	$ 1,939

See notes to unaudited financial statements.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

September 30, 2006

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Period from March 17, 2000 [inception] to
	September 30,		September 30,
	2006	2005	2006

Revenues	$ -	$ -	$ -

Operating expenses
Selling, general and administrative expense	-	274	66,563
Accounting	-	1,000	12,365
Consulting	-	-	5,000
Legal	-	-	4,174
Rent	150	150	3,900
Office supplies	-	-	1,279
Non-cash compensation	-	-	-
Total operating expenses	150	1,424	93,281
Operating loss	(150)	(1,424)	(93,281)

Other income
Interest income	2	-	254
Total other income	2	-	254

Net loss before income taxes	(148)	(1,424)	(93,027)

Provision for income taxes	-	-	-

Net loss	$ (148)	$ (1,424)	$ (93,027)

Basic and diluted net loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	8,342,400	8,189,067

See notes to unaudited financial statements.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

September 30, 2006

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended		Period from March 17, 2000 [inception] to
	September 30,		September 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(148)	$(1,424)	$(93,027)
Adjustments to reconcile net loss to
net cash used in operations:
Non-Cash Rent to Capital	150	150	3,900
Stock issued for services	-	-	68,825
Changes in operating assets and liabilities:
Accounts payable	-	-	541
Net cash used in operating activities	2	(1,274)	(19,761)

Cash flows from financing activities:
Issuance of common stock	-	-	21,700
Net cash provided by financing activities	-	-	21,700

Increase (decrease) in cash and cash equivalents	2	(1,274)	1,939

Cash and cash equivalents, beginning of period	1,937	5,485	-
Cash and cash equivalents, end of period	$1,939	$4,211	$1,939

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to unaudited financial statements.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

September 30, 2006

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

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

September 30, 2006

NOTES TO UNAUDITED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

September 30, 2006

NOTES TO UNAUDITED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

No impairment was recorded in the fiscal year ending June 30, 2006 or first quarter ending September 30, 2006.

3.

STOCKHOLDERS’ EQUITY

As of June 30, 2006, 100,000,000 shares of the Company's no par value common stock had been authorized, of which 8,342,400 were issued and outstanding.

The Company is authorized to issue up to 10,000,000 shares of preferred stock, in series, as determined by the Board of Directors. As of June 30, 2006, no preferred shares have been designated or issued.

150,000 shares of common stock were issued on November 2, 2005 for cash of $3,000.

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

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

September 30, 2006

NOTES TO UNAUDITED FINANCIAL STATEMENTS

3.

STOCKHOLDERS’ EQUITY - continued

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

Rent is being provided by a shareholder of the Company. For purposes of the financial statements, the Company is accruing $50 per month as common stock for this use.

5.

INCOME TAXES

The Company has Federal net operating loss carry forwards of approximately $92,878 expiring between the years 2020 through 2026. The tax benefit of these net operating losses is approximately $26,005 or 28% of the  carry loss forward of $92,878 and has been offset by a full allowance for realization. For the quarter ended September 30, 2006, the allowance increased by $59. These carry forwards may be limited upon consummation of a business combination under IRC Section 381.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

September 30, 2006

NOTES TO UNAUDITED FINANCIAL STATEMENTS

6.

RECENT ACCOUNTING PRONOUNCEMENTS.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) is a revision of SFAS No., 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company began recognizing compensation expense for the fair value of stock-based compensation in its financial statements in accordance with SFAS 123 in 2003. The effective date of SFAS 123(R) is the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 123(R) did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2005, the SEC staff issued additional guidance on SFAS 123(R) in the form of Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee share options. Key topics covered by SAB 107 include: (a) valuation models - SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility - the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term - the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company’s adoption of the principles of SAB 107 in conjunction with its adoption of SFAS 123(R) did not have material impact on the Company’s financial statements or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non monetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of non monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for non monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 did not have a material impact on the Company’s financial statements or results of operations.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

September 30, 2006

NOTES TO UNAUDITED FINANCIAL STATEMENTS

6.

RECENT ACCOUNTING PRONOUNCEMENTS-continued.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIE”). Until this interpretation, the Company generally included entities in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 did not have a material impact on the Company’s Consolidated Financial Statements as of June 30, 2005.

In March 2005, FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material affect on the Company’s financial position, results of operations or cash flows.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-QSB which are not statements of historical fact are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. These and other factors may cause our actual results to differ materially from any forward-looking statement.  We caution you not to place undue reliance on these forward-looking statements.  Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Executive Overview

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

Liquidity and Capital Resources

As of September 30, 2006, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $21,700 from its inside capitalization funds. Consequently, for the period ended September 30, 2006, the Company's balance sheet reflects current and total assets of $1,939, which is all in the form of cash, and current liabilities of $541.

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

ITEM 3.

CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  November 14, 2006