Form 10QSB
period 2006-12-31
TABATHA II INC
filed 2007-02-20
CIK 1111817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2006

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes X   No __

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,342,400 as of December 31, 2006.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

INDEX TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2006

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

December 31, 2006

BALANCE SHEET (UNAUDITED)

December 31,2006
ASSETS
Current assets
Cash	$ 291
Total current assets	291

Total assets	$ 291

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$ 541
Total current liabilities	541

Stockholders' equity
Preferred stock: no par value; 10,000,000 shares authorized; no shares issued and outstanding	-
Common stock: no par value; 100,000,000 shares authorized; 8,342,400 shares issued and outstanding	94,575
Deficit accumulated during the development stage	(94,825)
Total stockholders' equity	291

Total liabilities and stockholders' equity	$ 291

See notes to unaudited financial statements

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

December 31, 2006

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended		Period from March 17, 2000 [inception] to
	December 31,		December 31,		December 31,
	2006	2005	2006	2005	2006

Revenues	$ -	$ -	$ -	$ -	$ -

Operating expenses
Selling, general and administrative expense	350	175	350	449	66,913
Accounting	1,300	300	1,300	1,300	13,665
Consulting	-	-	-	-	5,000
Legal	-	-	-	-	4,174
Rent	150	150	300	300	4,050
Office supplies	-	-	-	-	1,279
Non-cash compensation	-	-	-	-	-
Total operating expenses	1,800	625	1,950	2,049	95,081
Operating loss	(1,800)	(625)	(1,950)	(2,049)	(95,081)

Other income
Interest income	2	2	4	2	256
Total other income	2	2	4	2	256

Net loss before income taxes	(1,798)	(623)	(1,946)	(2,047)	(94,825)

Provision for income taxes	-	-	-	-	-

Net loss	$ (1,798)	$ (623)	$ (1,946)	$ (2,047)	$ (94,825)

Basic and diluted net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	8,342,400	8,270,661	8,342,400	8,206,530

See notes to unaudited financial statements

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

December 31, 2006

STATEMENTS OF CASH FLOWS (UNAUDITED)

	December 31,		December 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$ (1,946)	$ (2,047)	$ (94,825)
Adjustments to reconcile net loss to
net cash used in operations:
Non-Cash Rent to Capital	300	300	4,050
Stock issued for services	-	-	68,825
Changes in operating assets and liabilities:
Accounts payable	-	-	541
Net cash used in operating activities	(1,646)	(1,747)	(21,409)

Cash flows from financing activities:
Issuance of common stock	-	3,000	21,700
Net cash provided by financing activities	-	3,000	21,700

Increase (decrease) in cash and cash equivalents	(1,646)	1,253	291

Cash and cash equivalents, beginning of period	1,937	1,551	-
Cash and cash equivalents, end of period	$ 291	$ 2,804	$ 291

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See notes to unaudited financial statements.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

December 31, 2006

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.

MANAGEMENT’S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

The accompanying financial statements have been prepared by Tabatha II, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of June 30, 2006 as filed with Form 10-KSB.

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

(A DEVELOPMENT STAGE COMPANY)

September 30, 2006

NOTES TO UNAUDITED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

LOSS PER SHARE

Basic loss per common share is calculated using the weighted average number of shares outstanding during the period. Diluted loss per common share is calculated by adjusting the weighted outstanding shares, assuming conversion of all potentially dilutive stock options. At December 31, 2006 there were no potentially dilutive stock options outstanding.

FINANCIAL INSTRUMENTS

Unless otherwise indicated, the fair value of all reported assets and liabilities that represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such assets and liabilities.

ORGANIZATION COSTS

The Company, in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities,” expenses all start-up and organizational costs as they are incurred.

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

December 31, 2006

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

No impairment was recorded in the fiscal year ending June 30, 2006 or first quarter ending December 31, 2006.

3.

STOCKHOLDERS’ EQUITY

As of December 31, 2006, 100,000,000 shares of the Company's no par value common stock had been authorized, of which 8,342,400 were issued and outstanding.

The Company is authorized to issue up to 10,000,000 shares of preferred stock, in series, as determined by the Board of Directors. As of December 31, 2006, no preferred shares have been designated or issued.

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

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

December 31, 2006

NOTES TO UNAUDITED FINANCIAL STATEMENTS

3.

STOCKHOLDERS’ EQUITY - continued

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

5.

INCOME TAXES

The Company has Federal net operating loss carry forwards of approximately $94,825 expiring between the years 2020 through 2028. The tax benefit of these net operating losses is approximately $26,551 or 28% of the loss carryforward of $94,825 and has been offset by a full allowance for realization. For the quarter ended December 31, 2006, the allowance increased by $1,798 over the last quarter ending September 30, 2006. These carry forwards may be limited upon consummation of a business combination under IRC Section 381.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

December 31, 2006

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non monetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 did not have a material impact on the Company’s financial statements or results of operations.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

December 31, 2006

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

Liquidity and Capital Resources

As of December 31, 2006, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $21,700 from its inside capitalization funds. Consequently, for the period ended December 31, 2006, the Company's balance sheet reflects current and total assets of $291, which is all in the form of cash, and current liabilities of $541.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

3(ii)

Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).

31.1

Certifications pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

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

Date:  February 19, 2007