Form 10QSB
period 2007-03-31
TABATHA II INC
filed 2007-05-10
CIK 1111817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes X   No __

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  8,492,400 as of April 1, 2007.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO UNAUDITED FINANCIAL STATEMENTS

PAGE
BALANCE SHEET (UNAUDITED)	3
STATEMENTS OF OPERATIONS (UNAUDITED)	4
STATEMENTS OF CASH FLOWS (UNAUDITED)	5
NOTES TO UNAUDITED FINANCIAL STATEMENTS	6 - 12

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

As of March 31, 2007

Cash	$ 3,148
Total current assets	3,148

Total assets	$ 3,148

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$ 541
Total current liabilities	541

Stockholders' equity
Preferred stock: no par value; 10,000,000 shares authorized; no shares issued and outstanding	-
Common stock: no par value; 100,000,000 shares authorized; 8,442,400 shares issued and outstanding	97,725
Deficit accumulated during the development stage	(95,118)
Total stockholders' equity	2,607

Total liabilities and stockholders' equity	$ 3,148

See notes to unaudited financial statements.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

		Three months ended			Nine months ended
	Period from March 17, 2000 [inception] to
		March 31,			March 31,
	March 31,
		2007	2006	2007	2006	2007

Revenues		$ -	$ -	$ -	$ -	$ -

Operating expenses
Selling, general and administrative expense		145	150	495	599	67,058
Accounting		-	-	1,300	1,300	13,665
Consulting		-	-	-	-	5,000
Legal		-	-	-	-	4,174
Rent(stock issued in lieu of cash)		150	150	450	450	4,200
Office supplies		-	-	-	-	1,279
Non-cash compensation		-	-	-	-	-
Total operating expenses		295	300	2,245	2,349	95,376
Operating loss		(295)	(300)	(2,245)	(2,349)	(95,376)

Other income
Interest income		2	3	6	5	258
Total other income		2	3	6	5	258

Net loss before income taxes		(293)	(297)	(2,239)	(2,344)	(95,118)

Provision for income taxes		-	-	-	-	-

Net loss		$ (293)	$ (297)	$ (2,239)	$ (2,344)	$ (95,118)

Basic and diluted net loss per share		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		8,292,400	8,288,600	8,292,400	8,288,600

See notes to unaudited financial statements.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended March 31,	Nine months ended March 31,	Period from March 17, 2000 (inception) to March 31,
	2007	2006	2007

Cash flows from operating activities
Net loss	$ (2,239)	$ (2,344)	$ (95,118)
Adjustments to reconcile net loss to
Net cash used in operations
Rent expense (stock issued in lieu of cash)	450	450	4,200
Stock issued for services	-	-	68,825
Warrants issued for services	-	-	-
Changes in operating assets and liabilities
Accounts payable	-	-	541
Net cash used in operating activities	(1,789)	(1,894)	(21,552)

Cash flows from financing activities

Issuance of common stock	3,000	-	24,700
Net cash provided by financing activities	3,000	-	24,700

Increase (decrease) in cash and cash equivalents	1,211	(1,894)	3,148

Cash and cash equivalents, beginning of period	1,937	1,551	-
Cash and cash equivalents, end of period	$ 3,148	$ (343)	$ 3,148

Supplemental disclosures of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See notes to unaudited financial statements.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

March 31, 2007

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

March 31, 2007

NOTES TO UNAUDITED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

LOSS PER SHARE

Basic loss per common share is calculated using the weighted average number of shares outstanding during the period. Diluted loss per common share is calculated by adjusting the weighted outstanding shares, assuming conversion of all potentially dilutive stock options. At March 31, 2007 there were no potentially dilutive stock options outstanding.

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

March 31, 2007

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

No impairment was recorded in the fiscal year ending June 30, 2006 or third quarter ending March 31, 2007.

3.

STOCKHOLDERS’ EQUITY

As of March 31, 2007, 100,000,000 shares of the Company's no par value common stock had been authorized, of which 8,492,400were issued and outstanding.

The Company is authorized to issue up to 10,000,000 shares of preferred stock, in series, as determined by the Board of Directors. As of March 31, 2007, no preferred shares have been designated or issued.

Warrants to purchase 2,660,000 shares of common stock at $0.05 per share were issued on December 4, 2000. The warrants were issued for services valued at $13,300. The warrants were to expire on December 3, 2004. The warrants were surrendered and cancelled by the Company in the year ended June 30, 2004.

On March 1, 2004, 2,850,000 shares of common stock were surrendered by the president of the Company, concurrent with his resignation as president and director. The Company immediately cancelled these shares.

75,000 shares of common stock were issued on May 21, 2004 for cash of $1,500.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

March 31, 2007

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

150,000 shares of common stock were issued on March 31, 2007 for cash of $3,000.

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

In lieu of rent payments, rent is being provided by a shareholder of the Company for common stock. For purposes of the financial statements, the Company is accruing $50 per month as common stock for this use.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

March 31, 2007

NOTES TO UNAUDITED FINANCIAL STATEMENTS

5.

INCOME TAXES

The Company has Federal net operating loss carry forwards of approximately $95,118 expiring between the years 2020 through 2029. The tax benefit of these net operating losses is approximately $26,633 or 28% of the loss carryforward of $95,118 and has been offset by a full allowance for realization. For the quarter ended March 31, 2007, the allowance increased by $82 over the last quarter ending December 31, 2006. These carry forwards may be limited upon consummation of a business combination under IRC Section 381.

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

In March 2005, the SEC staff issued additional guidance on SFAS 123(R) in the form of Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee share options. Key topics covered by SAB 107 include: (a) valuation models - SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility - the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term - the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company’s adoption of the principles of SAB 107 in

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

March 31, 2007

NOTES TO UNAUDITED FINANCIAL STATEMENTS

6.    RECENT ACCOUNTING PRONOUNCEMENTS-continued.

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

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

March 31, 2007

NOTES TO UNAUDITED FINANCIAL STATEMENTS

6.    RECENT ACCOUNTING PRONOUNCEMENTS-continued.

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

Liquidity and Capital Resources

As of March 31, 2007, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $24,700 from it’s inside capitalization funds. Consequently, for the period ended March 31, 2007, the Company's balance sheet reflects current and total assets of $3,148, which is all in the form of cash, and current liabilities of $541.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  May 10, 2007