Form 10KSB
period 2007-06-30
TABATHA II INC
filed 2007-09-25
CIK 1111817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

X__ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

(Issuers involved in bankruptcy proceedings during the past five years): Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No __

(Applicable only to corporate registrants): State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,492,400 as of June 30, 2007.

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

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

TABLE OF CONTENTS

PART I

4

ITEM 1.

DESCRIPTION OF BUSINESS.

4

ITEM 2.

DESCRIPTION OF PROPERTY.

8

ITEM 3.

LEGAL PROCEEDINGS.

8

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

9

PART II

9

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

9

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

9

ITEM 7.

FINANCIAL STATEMENTS.

11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

13

BALANCE SHEET

14

STATEMENTS OF OPERATIONS

15

STATEMENTS OF STOCKHOLDERS’ EQUITY

16

STATEMENTS OF CASH FLOWS

18

NOTES TO FINANCIAL STATEMENTS

19

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

23

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  25

ITEM 8A.

CONTROLS AND PROCEDURES

25

ITEM 8B.

OTHER INFORMATION

25

PART III

26

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.  26

ITEM 10.

EXECUTIVE COMPENSATION.

27

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.  28

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

28

ITEM 13.

EXHIBITS

29

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

30

SIGNATURES

31

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

General

The Company was incorporated under the laws of the State of Colorado on March 17, 2000, and is in the early developmental and promotional stages.  To date, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate. As of the end of its fiscal year June 30, 2007, the Company has identified a potential target and is pursing this target, but the Company has not reached any agreement or definitive understanding with any person concerning this acquisition. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders. The Company's search has been directed toward enterprises which have a desire to become a public corporation and which have a business plan designed to allow them to take advantage of opportunities available to public entities. This includes entities which have been recently organized, with no operating history, or a history of losses attributable to under-capitalization or other factors, entities in need of funds to develop a new product or service or to expand into a new market, entities which desire to use their securities to make acquisitions, and entities which have a combination of these characteristics. In searching for investment opportunities, the Company is not restricted to any particular geographical area or industry. Therefore, subject to economic conditions, limitations on its ability to locate available business opportunities, and other factors, the Company has substantial discretion in selecting an appropriate business opportunity. In connection with any acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

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

Administrative Offices

The Company currently maintains a mailing address at 1926 S. Oswego Way, Aurora, Colorado 80014, which is the office address of its Secretary. The Company’s telephone number there is (303) 752-4637. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended June 30, 2007.

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

Liquidity and Capital Resources

As of June 30, 2007, the Company remains in the development stage. For the fiscal year ended June 30, 2007, the Company's balance sheet reflects current and total assets of $1,661, in the form of cash, and current liabilities of $541. For the fiscal year ended June 30, 2007, operating losses increased to $3,876 as compared to operating losses of $3,214 at June 30, 2006 as a result of increases in accounting costs.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

The Company issued 150,000 shares of its common stock for $3,000 to non-affiliated shareholders during the year ended June 30, 2007.

Results of Operations

During the period from March 17, 2000 (inception) through June 30, 2007, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

Plan of Operations

For the fiscal year ending June 30, 2008, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates.  The

Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

During the fiscal year ending June 30, 2008, the Company plans to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may incur in seeking business opportunities. No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

ITEM 7.

FINANCIAL STATEMENTS.

See following pages.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

TABATHA II, INC.

Aurora, Colorado

We have audited the accompanying balance sheet of TABATHA II, INC. (a development stage company) as of June 30, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the financial statements of TABATHA II, INC. for the year ended June 30, 2004 or for the period from March 17, 2000 {inception} to June 30, 2004.  Those statements were audited by other auditors whose reported thereon dated July 18, 2004 expressed an unqualified opinion with a going concern explanatory paragraph.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TABATHA II, INC. (a development state company) as of June 30, 2007,, and the results of its operations and its cash flows for the years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

August 24, 2007

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

June 30,
ASSETS	2007
Current assets
Cash	$ 1,661
Total current assets	1,661

Total assets	$ 1,661

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$ 541
Total current liabilities	541

Stockholders' equity
Preferred stock: no par value; 10,000,000 shares authorized; no shares issued and outstanding	-
Common stock: no par value; 100,000,000 shares authorized; 8,492,400 shares issued and outstanding	97,875
Deficit accumulated during the development stage	(96,755)
Total stockholders' equity	1,120

Total liabilities and stockholders' equity	$ 1,661

See notes to financial statements.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year ended		Period from March 17, 2000 (inception) to
	June 30,		June 30,
	2007	2006	2007

Revenues	$ -	$ -	$ -

Operating expenses
Selling, general and administrative expense	620	724	67,183
Accounting	2,100	1,900	14,465
Consulting	-	-	5,000
Legal	-	-	4,174
Rent	600	600	4,350
Office supplies	566	-	1,845
Total operating expenses	3,886	3,224	97,017
Operating loss	(3,886)	(3,224)	(97,017)

Other income
Interest income	10	10	262
Total other income	10	10	262

Net loss before income taxes	(3,876)	(3,214)	(96,755)

Provision for income taxes	-	-	-

Net loss	$ (3,876)	$ (3,214)	$ (96,755)

Basic and diluted net loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	8,345,825	8,288,600

See notes to financial statements.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 17, 2000 (INCEPTION) TO JUNE 30, 2007

						Development
					Common Stock	Stage
	Preferred Stock		Common Stock		issued for	Accumulated
	Shares	Amount	Shares	Amount	Prepaid Services	Deficit	Total

Balance at March 17, 2000 (date of inception)	-	$ -	-	$ -	$ -	$ -	$ -
Common stock issued for cash - 03/01/00	-	-	900,000	4,500	-	-	4,500
Common stock issued for services - 03/01/00	-	-	8,100,000	40,500	-	-	40,500
Common stock issued for services - 04/01/00	-	-	300,000	3,000	-	-	3,000
Common stock issued for cash - 04/03-05/30/00	-	-	660,000	6,600	-	-	6,600
Common stock issued for services - 05/18/00	-	-	2,500	25	-	-	25
Rent at no charge	-	-	-	150	-	-	150
Net loss for the period	-	-	-	-	-	(44,766)	(44,766)
Balance June 30, 2000	-	-	9,962,500	54,775	-	(44,766)	10,009

Common stock warrants issued for services - 12/04/00	-	-	-	13,300	-	-	13,300
Rent at no charge	-	-	-	600	-	-	600
Net loss for the year	-	-	-	-	-	(17,266)	(17,266)
Balance June 30, 2001	-	-	9,962,500	68,675	-	(62,032)	6,643

Rent at no charge	-	-	-	600	-	-	600
Net loss for the year	-	-	-	-	-	(3,170)	(3,170)
Balance June 30, 2002	-	-	9,962,500	69,275	-	(65,202)	4,073

Common stock issued for cash - 03/01/00	-	-	99,900	1,000	-	-	1,000
Rent at no charge	-	-	-	600	-	-	600
Net loss for the year	-	-	-	-	-	(3,737)	(3,737)
Balance June 30, 2003	-	-	10,062,400	70,875		(68,939)	1,936

Common stock surrendered - 03/01/04	-	-	(2,850,000)	-	-	-	-
Common stock issued for cash - 05/21/04	-	-	75,000	1,500	-	-	1,500
Common stock issued for cash - 05/26/04	-	-	125,000	2,500	-	-	2,500
Common stock issued for services - 05/27/04	-	-	600,000	12,000	(12,000)	-	-
Common stock issued for services - 05/31/04	-	-	50,000	1,000	(1,000)	-	-
Common stock issued for cash - 05/31/04			75,000	1,500	-	-	1,500
Common stock issued for cash - 06/09/04	-	-	50,000	1,000	-	-	1,000
Rent at no charge	-	-	-	600	-	-	600
Net loss for the year	-	-	-	-	4,300	(8,285)	(3,985)
Balance June 30, 2004	-	-	8,187,400	90,975	(8,700)	(77,224)	5,051

Common stock cancelled	-	-	(50,000)	(1,000)	1,000	-	-
Common stock issued for cash - 03/01/05	-	-	5,000	100	-	-	100
Rent at no charge	-	-	-	600	-	-	600
Net loss for the year	-	-	-	-	7,700	(12,441)	(4,741)
Balance June 30, 2005	-	-	8,142,400	90,675	-	(89,665)	1,010

Common stock issued for cash - 11/05/05	-	-	150,000	3,000	-	-	3,000
Rent at no charge	-	-	-	600	-	-	600
Net loss for the year	-	-	-	-	-	(3,214)	(3,214)
Balance June 30, 2006	-	$ -	8,292,400	$ 94,275	$ -	$ (92,879)	$ 1,396
Common stock issued for cash - 02/20/07			150,000	3,000	-	-	3,000
Rent at no charge	-	-	-	600	-	-	600
Net loss for the year	-	-	-	-	-	(3,876)	(3,876)
Balance June 30, 2007	-	$ -	8,492,400	$ 97,875	$ -	$ (96,755)	$ 1,120

See notes to financial statements

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year ended		Period from March 17, 2000 (inception) to
	June 30,		June 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$ (3,876)	$ (3,214)	$ (96,755)
Adjustments to reconcile net loss to
net cash used in operations:
Rent paid with shares	600	600	4,350
Stock issued for services	-	-	68,825
Changes in operating liabilities and assets:
Increase in accounts payable	-	-	541
Net cash used in operating activities	(3,276)	(2,614)	(23,039)

Cash flows from financing activities:
Issuance of common stock	3,000	3,000	24,700
Net cash provided by financing activities	3,000	3,000	24,700

Increase (decrease) in cash and cash equivalents	(276)	386	1,661

Cash and cash equivalents, beginning of period	1,937	1,551	-
Cash and cash equivalents, end of period	$ 1,661	$ 1,937	$ 1,661

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

LOSS PER SHARE

Basic loss per common share is calculated using the weighted average number of shares outstanding during the period. Diluted loss per common share is calculated by adjusting the weighted outstanding shares, assuming conversion of all potentially dilutive stock options. At June 30, 2007 there were no potentially dilutive stock options outstanding.

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

No impairment was recorded in the fiscal year ending June 30, 2007.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

3.

STOCKHOLDERS’ EQUITY

As of June 30, 2007, 100,000,000 shares of the Company's no par value common stock had been authorized, of which 8,492,400 were issued and outstanding.

The Company is authorized to issue up to 10,000,000 shares of preferred stock, in series, as determined by the Board of Directors. As of June 30, 2007, no preferred shares have been designated or issued.

150,000 shares of common stock were issued on February 20, 2007 for cash of $3,000.

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

50,000 shares of common stock were issued on May 31, 2004. The shares were issued for prepaid services valued at $1,000. The services were to be provided from March 2004 to March 2005. The services were never provided, so the shares were subsequently cancelled on March 31, 2005.

75,000 shares of common stock were issued on May 31, 2004 for cash of $1,500.

50,000 shares of common stock were issued on June 9, 2004 for cash of $1,000.

On March 1, 2005, 5,000 shares of common stock were issued for cash of $100.

On November 2, 2005, 150,000 shares of common stock were issued for cash of $3,000.

TABATHA II, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

4.

RELATED PARTY TRANSACTIONS

As of the date hereof, officers and directors of the Company are the owners of 5,741,600 shares of its issued and outstanding common stock, constituting approximately 68% of the Company's issued and outstanding common stock. The shares were issued for cash and services from $0.005 to $0.02 per share.

Officers and directors are reimbursed for all out-of-pocket expenses.

Rent is being provided to the Company at no charge. For purposes of the financial statements, the Company is accruing $50 per month as common stock for this use.

5.

INCOME TAXES

The Company has Federal net operating loss carry forwards of approximately $96,755 expiring between the years 2020 through 2026. The tax deferred benefit of these net operating losses is approximately $38,702 and has been offset by a full valuation allowance due to uncertainty regarding their realization. For the year ended June 30, 2007, the allowance increased by $1,550. These carryforwards may be limited upon consummation of a business combination under IRC Section 381.

6.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.   This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

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

Liquidity and Capital Resources

As of June 30, 2007, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $24,700 from its inside capitalization funds. Consequently, for the period ended June 30, 2007, the Company's balance sheet reflects current and total assets of $1,661, which is all in the form of cash, and current liabilities of $541.

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

None.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and chief financial officer also concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the year ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure

John Ballard	49	President, Chief Financial Officer and a Director since April 2004
Diane Thelen	61	Secretary, Treasurer, and a Director since March 2000

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

Biographical Information

John Ballard, Chief Financial Officer

On September 30, 2003, John Ballard became Chief Financial Officer of Tabatha II, Inc., a publicly traded company headquartered in Colorado. John Ballard has more than sixteen years of business management, project management, and accounting experience. From January 2002 to the present, Mr. Ballard has been a financial consultant and director of Reveal Systems, Inc., a software development company and Internet provider based in Longmont, Colorado. Mr. Ballard was the Chief Financial Officer of Call Solutions, Inc., a publicly traded company, from October 1999 to November 2002. Call Solutions was in the business of opening call centers. From 1997-1999, Mr. Ballard owned and operated the food operations Cookies N Kreme and Lincoln Street Cafe in the Denver Metropolitan Area.  In 1993, Mr. Ballard retired and he traveled until 1997. From 1988 to 1993, Mr. Ballard was Chief Financial Officer for Apple Sundries, Inc., a Denver retail chain. Mr. Ballard holds a Bachelor of Science Degree in Management and Marketing from the University of Colorado where he graduated Magna Cum Laude. Mr. Ballard also holds a Masters of Business in Administration from Regis University.

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

Compliance With Section 16(a) of the Exchange Act.

For the fiscal year ending June 30, 2007, all of the Company=s officers, directors and principal shareholders have filed reports required under Section 16(a).

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

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Diane Thelen (1) 1926 S. Oswego Way Aurora, CO 80014	2,883,300	33.95%

John Ballard (1) 6754 W. Hinsdale Place Littleton, CO 80128	2,858,300	33.65%

Jimmy Wang 1142 Cherry Ave. San Bruno, CA 94066	675,000	7.94%

All directors and executive officers (2 persons)	6,416,600	75.55%

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

Conflicts of Interest

None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company. Company management and the other principal shareholders of the Company intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by officers, directors or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, Company officers, directors and affiliates may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

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

31.2

Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC (formerly Child, Sullivan & Company) (the “Principal Accountant”) for audit of the Company's annual financial statements were $1,000 for the fiscal year ended June 30, 2007, and $1,000 for the fiscal year ended June 30, 2006.  The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC (formerly Child, Sullivan & Company) for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $1,100 during the period ended June 30, 2007 and $900 during the period ended June 30, 2006.

(2) The Principal Accountant did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal year ending June 30, 2007 or June 30, 2006.

Tax Fees

(3) The aggregate fees billed by the Principal Accountant for tax compliance, tax advice and tax planning were $0 for the fiscal year ended June 30, 2007 and $0 for the fiscal year ended June 30, 2006.

All Other Fees

(4) The Principal Accountant did not bill the Company for any products and services other than the foregoing during the fiscal year ended June 30, 2007 and June 30, 2006.

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

Date:  September 25, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ JOHN BALLARD

John Ballard, President, Chief Financial Officer and a Director

Date:  September 25, 2007

By: /s/ DIANE THELEN

Diane Thelen, Secretary and a Director

Date:  September 25, 2007