Form 10QSB
period 2007-09-30
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2007-11-19
CIK 1111817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

 (Name of small business issuer in its charter)

Colorado	0-31751	84-1536518
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

1926 S. Oswego Way Aurora, Colorado		80014
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code:  (303) 885-5501

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 75,000,000 as of October 16, 2007.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

(a)

The unaudited financial statements of registrant for three months ended September 30, 2007, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

INDEX

PART 1 - FINANCIAL INFORMATION

2

ITEM 1.

FINANCIAL STATEMENTS

2

(UNAUDITED) CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2007

4

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

5

(UNAUDITED) STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

6

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

7

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

8

ITEM  2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  18

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

24

CORPORATE STRUCTURE

25

ITEM 3.

CONTROLS AND PROCEDURES

26

PART II.  OTHER INFORMATION

27

SIGNATURES

28

 LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED, INC.

  (UNAUDITED) CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2007

	September 30, 2007	June 30, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,558,490	$6,060,428
Accounts receivable	15,690,239	4,908,673
Inventories	14,999,130	17,920,559
Advance to suppliers	30,591,425	27,648,387
Total current assets	67,839,284	58,049,205

Property, plant and equipment, net	2,618,993	2,693,006

Total assets	$70,458,277	$60,742,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$146,795	$460
Advance from customers	1,322,762	1,739,159
Taxes payable	3,201,179	1,111,332
Other current liabilities	241,715	147,455

Total liabilities	4,912,451	2,998,406

STOCKHOLDERS’ EQUITY
Common Stock; no par value, 100,000,000 shares authorized, 75,000,000 shares issued and outstanding	6,151,294	6,053,269
Retained earnings	55,060,797	48,138,759
Accumulated other comprehensive income	4,333,735	3,551,777

Total stockholders’ equity	65,545,826	57,743,805

Total liabilities and stockholders’ equity	$70,458,277	$60,742,211

See accompanying notes to the financial statements.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED, INC.

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended September 30,
	2007	2006
Net revenues:
Product sales	$32,110,699	$22,811,774
Agency service	4,377,973	2,200,663

	36,488,672	25,012,437

Cost of revenues
Product sales	25,434,493	19,672,912
Agency service	259,397	501,044

	25,693,890	20,173,956

Gross profit	10,794,782	4,838,481

Operating Expenses
Salaries	36,009	25,180
Other selling, general and administrative expenses	321,425	152,186
	357,434	177,366

Operating profit	10,437,348	4,661,115

Other income and (expenses)
Interest income	19,000	-

Total other income	19,000	-

Income before income taxes	10,456,348	4,661,115

Income taxes	(3,437,578)	(1,687,870)

Net income	7,018,770	2,973,245

Other comprehensive income
Foreign currency translation adjustment	781,958	435,010

Comprehensive income	$7,800,728	$3,408,255

Basic and diluted net income per share	$0.10	$0.04

Weighted average number of shares outstanding	69,000,000	69,000,000

See accompanying notes to the financial statements.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED, INC.

(UNAUDITED) STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

	Common Stock Shares	Common Stock Amount	Retained Earnings	Accumulated other comprehensive income	Total Stockholders’ Equity
Balance at June 30, 2007	69,000,000	$6,053,269	$48,138,759	$3,551,777	$57,743,805
Recapitalization	6,000,000	98,025	(96,732)	-	1,293
Net income for the period		-	7,018,770	-	7,018,770
Foreign currency translation adjustment	-	-	-	781,958	781,958
Balance at September 30, 2007	75,000,000	$6,151,294	$55,060,797	$4,333,735	$65,545,826

See accompanying notes to the financial statements.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED, INC.

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended September 30,
	2007	2006
Operating activities
Net income	$7,018,770	$3,494,289
Adjustments to reconcile net income from operations to net cash used in operating activities:	-
Depreciation	89,634	84,895
Expenses paid by shareholders	-	-
Changes in non-cash operating working capital items:
Accounts receivable	(10,781,567)	138,870
Inventory	2,921,429	1,379,486
Advance to suppliers	(2,907,038)	(3,972,016)
Prepaid taxes	1,475,158	161,696
Other current assets	-	-
Accounts payable	240,596	1,762,970
Advance from customers	(416,397)	(3,754,693)
Taxes payable	2,089,847	(134,742)
Other current liabilities	-	-

Net cash provided by (used in) operating activities	$(269,568)	$(839,245)

Investing activities
Purchase of equipment	(15,622)	-

Net cash used in investing activities	(15,622)	-

Effect of exchange rate changes in cash	783,252	435,010

Net increase (decrease) in cash and cash equivalents	498,062	(404,235)

Cash and cash equivalents, beginning of year	$6,060,428	$23,543,747

Cash and cash equivalents, end of year	$6,558,490	$23,139,512

Supplemental disclosure of cash flow information
Cash paid during the year:
Income taxes paid	$-	$2,428,031

See accompanying notes to the financial statements.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED, INC.

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

1.

MANAGEMENT'S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

The accompanying financial statements have been prepared by Longwei Petroleum Investment Holding Limited, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements at June 30, 2007 as filed in the Company Form S-1 filed with the Commission on October 25, 2007.

2.

SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Description of Business

Longwei Petroleum Investment Holding Limited (“we,” “us,” “our,” “Longwei”) was incorporated under the laws of the State of Colorado on March 17, 2000, under the name of Tabatha II, Inc. We changed our name to Longwei Petroleum Investment Holding Limited on October 12, 2007. We were formed as a “blind pool” or “blank check” company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. In furtherance of our business plan, we voluntarily elected to become subject to the periodic reporting obligations of the Securities Exchange Act of 1934 by filing a registration statement on Form 10-SB.

Prior to October 16, 2007, our only business activities were the organizational activities described above, including registration under the Securities Exchange Act of 1934, and efforts to locate a suitable business opportunity for acquisition. On October 16, 2007, the date of the closing of the Share Exchange, we acquired all of the issued and outstanding common stock of Longwei Petroleum Investment Holding Limited (“Longwei BVI”), a British Virgin Islands corporation incorporated on April 3, 2006.  Longwei BVI owns all of the issued and outstanding stock of Taiyuan Yahua Energy Conversion Co., Ltd. (“Taiyuan Yahua”), a Chinese limited liability company, which is in turn the sole shareholder of Taiyuan Longwei Economy & Trading Co., Ltd. (“Taiyuan Longwei”), a Chinese limited liability company.   We issued 69,000,000 shares in the share exchange transaction for 100% of the ownership of Longwei BVI. As a result of the share exchange transaction, Longwei BVI and its subsidiaries became our wholly owned subsidiaries.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED, INC.

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The former stockholders of Longwei BVI acquired 92% of our issued and outstanding common stock as a result of closing the share exchange transaction.  Therefore, although Longwei BVI became our wholly-owned subsidiary, the transaction was accounted for as a recapitalization of Longwei BVI, whereby Longwei BVI is deemed to be the accounting acquirer and is deemed to have adopted our capital structure.

All operating activities are carried out through our wholly-owned Chinese subsidiary, Taiyuan Longwei Economy & Trading Co., Ltd. (“Taiyuan Longwei”), which was incorporated in 1995.  The operating company is located in Taiyuan City, China.  We purchase diesel, gasoline, fuel oil and kerosene from various suppliers. As an intermediary, we seek to earn profits by buying diesel, gasoline, fuel oil and kerosene at competitive prices and selling them to other wholesalers. In addition, we also earn revenues by acting as a purchase agent where we charge an agency fee, a fee which is charged to wholesalers who do not have a license to purchase directly from refineries. The cost of our products is largely dependent on the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond our control. When sudden and significant increases occur in the cost of fuel and lubricant products, we may not be able to pass on these increases through timely price increases to our customers. The timing of passing these costs to our customers can significantly affect our margins. The affect of lower crude oil prices, after the sale for a short time of higher priced inventory on hand at the time of the price decrease, reduces the cost of the products which, in turn, improves profit margins. Fuel oil is a liquid petroleum product that is burned in a furnace or boiler for the generation of heat or used in an engine for the generation of power. Solvents are unrefined petroleum products used in paint, dry-cleaning solvents, solvents for cutback asphalts and solvents for the rubber industry. We then transport and market these products to other wholesale buyers. Our primary customers are large-scale gas stations, which represent 60% of our sales. These gas stations, which purchase diesel and gasoline from us, are located in Taiyuan City in the Shanxi Province of China. Our second largest group of customers is the coal plants and power supply companies that use our fuel oil for heat and power, along with our solvents, which comprise 30% of our business. Our third largest customers are the small independent gas stations. These represent 10% of our total sales, and purchase gasoline and diesel. Our operating company is located at No. 30 Guanghua Avenue, Wan Bailin District, Taiyuan City, P.C. 030024, Shanxi Province, China, and our phone number is (86) 351-6527-366.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Basis of Preparation

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company. This basis of accounting differs in certain material respects from that used for the preparation of the books and records of the Company, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”) the accounting standards used in the place of their domicile.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED, INC.

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

(b)    Economic and Political Risks

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

(c)    Principles of Consolidation

The accompanying financial statements include Longwei Petroleum Investment Holding Limited, Inc., its wholly owned subsidiary, Longwei Petroleum Investment Holding Limited, a British Virgin Island corporation, its wholly owned subsidiary, Taiyuan Yahua Energy Conversion Co., Ltd., a Chinese Limited Liability Company, which owns 100% of the operating subsidiary, Taiyuan Longwei Economy & Trading Company, Ltd., a Chinese Limited Liability Company.  Intercompany transactions have been eliminated in consolidation.

 (d)    Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets' estimated useful lives, using the straight-line method. Estimated useful lives of the property, plant and equipment are as follows:

Buildings	20 years
Heavy machinery and production equipment	8- 20 years
Railway	20 years
Motor vehicles	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to the statement of income as incurred, whereas significant renewals and betterments are capitalized.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)    Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

There was no impairment of long-lived assets as of September 30, 2007.

(f)    Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for three months ended September 30, 2007.

 (g)    Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

(h)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash deposit in PRC banks are not insured by any government agency or entity.

(i)    Advances to Suppliers

Advances to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers.

(j)    Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, prepaid taxes, advances to suppliers, other current assets, taxes payable, accounts payable and advances from customers. Management estimates that the carrying amounts of the non related party financial instruments approximate their fair values due to their short-term nature.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 (k)    Revenue Recognition

The Company derives the bulk of its revenue from sales of gasoline, diesel, solvent oil and fuel oil. These product sales revenues are recognized when customers take possession of goods in accordance with the terms of purchase order agreements that evidence agreed upon pricing and when collectibility is reasonably assured. Cost of revenues for product sales include costs to purchase and transport the product to the Company, costs to deliver the goods to the customer and depreciation on product storage and delivery equipment.

Agency service revenue consists of fees charged to small fuel distributors who lack the required licenses to purchase directly from large refineries. The Company allocates a portion of its purchasing quota to these customers for a fee similar to a sales commission. Agency service revenue is recognized when there is evidence of an arrangement that specifies pricing and irrevocable allocation of a portion of the Company’s purchase quota and collection has occurred. Cost of agency service revenues consists primarily of selling commissions.

 (l)    Foreign Currency Translation

The functional currency of the Company is Renminbi (“RMB”) and the RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are converted into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are converted into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions, which are not material, are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates for each period and stockholders' equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign currency translation adjustment to other comprehensive income, a component of stockholders' equity. The exchange rates adopted are as follows:

2007
Period end RMB exchange rate	7.51
Average period RMB exchange rate	7.56

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED, INC.

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m)    Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

 (n)    Income Taxes

The company has implemented SFAS No. 109, "Accounting for Income Taxes," which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The company has recorded no deferred tax assets or liabilities as of September 30, 2007, since nearly all differences in tax bases and financial statement carrying values are permanent differences.

 (o)    Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED, INC.

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

3.    ACCOUNTS RECEIVABLE

The receivables and allowance balances at September 30 and June 30, 2007 are as follows:

	September 30, 2007	June 30, 2007

Accounts receivable	$15,690,239	$4,908,673
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$15,690,239	$4,908,673

4.    INVENTORIES

Inventories are the unsold petroleum products purchased from various suppliers, and consist of the following as of September 30, and June 30, 2007:

	September 30, 2007	June 30, 2007
Diesel Oil	$9,233,593	$10,982,628
Gasoline	3,711,538	3,998,679
Fuel Oil	1,637,849	2,516,115
White Spirit	416,150	423,137
Less: allowances for slowing moving items	-	-
Total	$14,999,130	$17,920,559

5.    ADVANCE TO SUPPLIERS

The Company has made payments to unrelated suppliers in advance of receiving products and services. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $ 30,591,425 as of September 30, 2007

6.    PREPAID TAXES

Prepaid taxes consist of the following:

	September 30,	June 30,
	2007	2007
Value added tax	$-	$1,346,883
Other tax refundable	-	128,275
Total	$-	$1,475,158

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED, INC.

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

7.    PROPERTY, PLANT AND EQUIPMENT

At September 30, and June 30, 2007, property, plant and equipment, at cost, consist of

	September 30, 2007	June 30, 2007
Land and buildings	$1,850,284	$1,850,284
Machinery and production equipment	2,520,062	2,518,800
Railway	1,298,292	1,298,292
Motor vehicles	185,188	170,828
Total property, plant and equipment	5,853,826	5,838,204
Less: accumulated depreciation	(3,234,833)	(3,145,198)
Property, plant and equipment, net	$2,618,993	$2,693,006

Depreciation expense for the three months ended September 30, 2007 was $ 89,634.

8.  TAXES PAYABLE

Taxes payable consist of the following:

	September 30,	June 30,
	2007	2007
Income tax payable	$2,161,144	$987,666
Business taxes payable and others	1,040,035	123,666

Total	$3,201,179	$1,111,332

9.  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30,	June 30,
	2007	2007
Accrued salaries	$8,295	$8,187
Accrued staff welfare	4,405	139,268
Other current liabilities	229,015	-
Total	$241,715	$147,455

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED, INC.

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

10.    INCOME TAXES

(a)     Corporation Income Tax (“CIT”)

The Company is governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 30% and the local tax rate is 3%.

The provision for income taxes for each of the three months ended September 30, 2007 is summarized as follows:

2007
Current	$3,201,179
Deferred	-
$3,201,179

(b)     Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for domestic sales is 5% to 17%, which is levied on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority.  The value added tax refundable presents the VAT that the Company paid for the purchasing products and can be used to deduct the VAT related to the sale of products.

11.    SEGMENT INFORMATION

		Agency
September 30, 2007	Product sales	Service	Total
Revenues	$ 32,110,699	$ 4,377,973	$ 36,488,672
Cost of revenues	25,434,493	259,397	25,693,890
Gross profit	6,676,206	4,118,576	10,794,782

Income from operations	6,318,772	4,118,576	10,437,348
Total assets	70,458,277	-	70,458,277
Depreciation	89,634	-	89,634

		Agency
September 30, 2006	Product sales	Service	Total
Revenues	$ 22,811,774	$ 2,200,663	$ 25,012,437
Cost of revenues	19,672,912	501,044	20,173,956
Gross profit	$ 3,138,862	$ 1,699,619	$ 4,838,481

Income from operations	$ 2,961,496	$ 1,699,619	$ 4,661,115
Total assets	$ 55,271,443	$ -	$ 55,271,443
Depreciation	$ 84,895	$ -	$ 84,895

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED, INC.

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

12.    GEOGRAPHICAL INFORMATION

 The Company's revenues by geographic destination are analyzed as follows:

	For the Three Months Ended September 30,
	2007	2006

PRC	$36,488,672	$25,012,437
Outside PRC	-	-

Total net revenues	$36,488,672	$25,032,437

ITEM  2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-QSB, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. These and other factors may cause our actual results to differ materially from any forward-looking statement.  We caution you not to place undue reliance on these forward-looking statements.  Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Overview

Longwei Petroleum Investment Holding Limited (“we,” “us,” “our,” “Longwei”) was incorporated under the laws of the State of Colorado on March 17, 2000, under the name of Tabatha II, Inc. We changed our name to Longwei Petroleum Investment Holding Limited on October 12, 2007. We were formed as a “blind pool” or “blank check” company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. In furtherance of our business plan, we voluntarily elected to become subject to the periodic reporting obligations of the Securities Exchange Act of 1934 by filing a registration statement on Form 10-SB.

Prior to October 16, 2007, our only business activities were the organizational activities described above, including registration under the Securities Exchange Act of 1934, and efforts to locate a suitable business opportunity for acquisition. On October 16, 2007, the date of the closing of the Share Exchange, we acquired all of the issued and outstanding common stock of Longwei Petroleum Investment Holding Limited (“Longwei BVI”), a British Virgin Islands corporation incorporated on April 3, 2006.  Longwei BVI owns all of the issued and outstanding stock of Taiyuan Yahua Energy Conversion Co., Ltd. (“Taiyuan Yahua”), a Chinese limited liability company, which is in turn the sole shareholder of Taiyuan Longwei Economy & Trading Co., Ltd. (“Taiyuan Longwei”), a Chinese limited liability company.   We issued 69,000,000 shares in the share exchange transaction for 100% of the ownership of Longwei BVI. As a result of the share exchange transaction, Longwei BVI and its subsidiaries became our wholly owned subsidiaries.

 Taiyuan Yahua was incorporated on August 11, 2006.  The operating subsidiary, Taiyuan Longwei, is located in Taiyuan City, China, and was established in 1995 as a Chinese limited liability company.  We purchase diesel, gasoline, fuel oil and kerosene from various suppliers. As a licensed intermediary, we seek to earn profits by buying diesel gasoline fuel oil and kerosene at competitive prices and selling them to other wholesalers. In addition, we also earn revenue by acting as a purchase agent where we charge an agency fee, a fee which is charged to other wholesalers who do not have a license to purchase directly from refineries.   The cost of our products is largely dependent on the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond our control. When sudden and significant increases occur in the cost of fuel and lubricant products, we may not be able to pass on these increases through timely price increases to our customers. The timing of passing these costs through to our customers can significantly affect our margins. The affect of lower crude oil prices, after the sale for a short time of higher priced inventory on hand at the time of the price decrease, reduces the cost of the products which in turn improves profit margins. Fuel oil is a liquid petroleum product that is burned in a furnace or boiler for the generation of heat or used in an engine for the generation of power.  Solvents are unrefined petroleum products used in paint, dry-cleaning solvents, solvents for cutback asphalts and solvents for the rubber industry. We then transport and market these products to other wholesale buyers.  Our primary customers are large-scale gas stations, which represent 60% of our sales and which are located in Taiyuan City in the Shanxi Province of China.  They primarily buy diesel and gasoline.  Our second largest group of customers is coal plants and power supply companies which use our fuel oil for heat and power along with our solvents; these comprise 30% of our business.  Our third largest customer is the small, independent gas station which represents 10% of our total sales.  These stations buy gasoline and diesel from us.

We currently have 14 storage tanks that allow us to store 50,000 metric tons of our products. In addition, we own our own rail system to transport our products to our customers.

We have been granted a Finish Oil Wholesale license which allows our company to engage in the wholesale business of gasoline, fuel oil and diesel oil.  This license is granted by the People’s Republic of China.  In addition, we also have a special license for Dangerous Chemical Products Businesses that allows us to handle gasoline and diesel oil.  The Finish Oil Wholesale License allows us to engage in the business of these products. There is no expiration date on this license.  The Dangerous Chemical Products Businesses license is renewed every three years.  The People’s Republic of China’s constitution states that all mineral and oil resources belong to the State.  Without these licenses, we would not be allowed to sell our products.

Results of Operations

Revenue

Revenue for the quarter ending September 30, 2007 was $36,488,672, an increase of $11,476,235 or approximately 45.9% as compared to $25,012,437 million for the quarter ending September 30, 2006. The increase was mainly due to the following factors:  the population in China in general has become wealthier; as a result, the demand for petroleum has increased and the economy in Shanxi Province where the Company's major customers are continued to experience growth. Management expects growth in 2007 to remain strong due to (i) continued strong growth in the China economy, (ii) a continued improvement in the wealth of its citizens,  (iii) business strategy of increasing storage for our products and (iv) the increase in agency fees or the revenue generated by acting as a purchase agent for other wholesalers that do not have a license to purchase directly from refineries where the cost of petroleum products is  generally  lower than from other  petroleum product sources.

Cost of Goods Sold

Cost of goods sold for the quarter ending September 30, 2007 increased by $5,519,934 or 27.4 % to $25,693,890 as compared to $20,173,956 million for the prior year. This increase was mainly attributable to the increase of sales revenue.

Gross Profit Margin

Our gross profit margin increased by approximately 10.3% for the quarter ending September 30, 2007 from approximately 29.6% in September 2007 compared to 19.3% same quarter of 2006.  This increase was the result of increases in prices for petroleum products to our customers due to increase in demand along with an increase in agency fees of $2,177,310 which is a service fee and has greater profitability than product sales.

Selling General and Administrative Expenses

Selling and marketing expenses were $321,425 for the quarter ending September 30, 2007, an $169,239 increase, or approximately 111.2%, compared to $152,186 for the same period in 2006.  The increase was due to the increased public costs associated with the recapitalization of the company between Longwei Petroleum Investment Holding and Tabatha II.  .

Depreciation and Amortization

Depreciation and amortization expenses were $89,634 for the quarter ending September 30, 2007, an increase of $4,739 over the depreciation expense of $84,895 in September 30, 2006.

Income Tax Expenses

We incurred income tax expenses of $3,437,578 for the quarter ending September 30, 2007, an increase of $1,749,708 or approximately 103.7%, versus $1,687,870 for the quarter ending September 30, 2006.  This increase was attributable to the increase in profit of the company.

On March 16, 2007, in its fifth plenary session, the National People’s Congress of the PRC determined to adopt a new corporate income tax law. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law will be effective on January 1, 2008.   As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position and operating results.

Net Income

We earned a net income of $7,018,770 million for the year ended September 30, 2007, an increase of $4,045,525 or 136.1% as compared to $2,973,245 for the quarter ending September 30, 2006. The increase was mainly attributable to the increase in prices of petroleum products that was passed to our customers as the result of greater demand along with the $2.177,310 increase in agency fees.

Net Income Margin

Net income margin for the quarter ending September 30, 2007 was approximately 19.2% compared to approximately 11.9% for the quarter ending September 30, 2006, an increase of 7.3%. The main reason for the increase was the increase in petroleum prices and agency fees described above. Management believes that our future net income margin may decrease between 2 to 3 percent due to the increase of costs associated with being a public company.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

Foreign Currency Translation Adjustment

Our operating subsidiaries are located in China.  The operating subsidiaries purchase all products and render services in China, and receive payment from customers in China using RMB as the functional currency.  We do not engage in currency hedging.

We incurred a foreign currency translation adjustment of $781,958 million for the quarter ending September 30, 2007 as compared with the foreign currency translation adjustment of $435,010 for the quarter ending September 30, 2006. On July 21, 2005, China reformed its foreign currency exchange policy, revalued RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar. As a result, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for quarter ending 2007 using an exchange rates of 7.51 compared to an exchange rate of 8.07 in 2006 were used in calculating the assets and liabilities, revenue and expenses, and shareholders’ equity.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of $6,558,490. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

	For the Quarter Ending September 30,
		2007		2006
Net cash provided (Used in) by operating activities	$(269,568)		$(839,245
Net cash (used in) investing activities		$(15,622)		-
Net cash provided by (used in) financing activities		-		-
Effect of exchange rate, changes in cash		$783,252		435,010
Net increase (decrease) in cash flow		$498,062		$(404,235)

Operating Activities:

Net cash used in operating activities was $269,568 for the period ending September 30, 2007, a change of $569,677 compared in the net cash used of $839,245 for the period ending September 30, 2006 was the result of greater account receivables due to our growth in the period ending September 30, 2007.

Investing Activities:

Net cash used in investing activities was $15,622 for the period ending September 30, 2007. There was no cash used for investing activities for the period ending September 30, 2006.

Financing Activities:

There was no net cash provided by financing activities for the period ending September 30, 2007 and for the period ending September 30, 2006.

We have no material commitments for capital expenditures as of September 30, 2007.

Critical Accounting Policies

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Basis of Consolidation - The consolidated financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries. All material inter-company accounts and transactions have been eliminated in the consolidation.

Inventories - Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the quarter ending September 30, 2007.

Revenue Recognition

The Company derives the bulk of its revenue from the trading of gasoline, diesel, kerosene and fuel oil, and also has revenues from agency service and transportation service.

In accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), the Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.

Foreign Currency Translation - The functional currency of the Company is RMB and RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

Use of Estimates- The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. The provisions are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the statement.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115.” This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit.

The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

The Company is currently assessing the impact adoption of SFAS No. 159 will have on its consolidated financial statements.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues are usually higher in the first half of the year than in the second half of the year because of the increased demand for gasoline and diesel during and around the Chinese spring festival.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. The Company’s operations are not sensitive to fluctuations in interest rates.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If the RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

CORPORATE STRUCTURE

The chart below depicts our corporate structure. As noted below, we own 100% of the capital stock of Longwei BVI.  Longwei BVI incorporated in the British Virgin Islands in April 2006, owns 100% of the capital stock of Taiyuan Yahua, and Taiyuan Yahua owns 100% of the capital stock of Taiyuan Longwei, the operating subsidiary.  Taiyuan Yahua was established in August 2006 as a Chinese limited liability company.  Taiyuan Longwei was established as a Chinese limited liability company in July 1995.  As of October 16, 2007, the date of the closing of the Share Exchange Agreement, all of our operations are conducted by and through Taiyuan Longwei.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.

Defaults upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

By: /s/ Cai Yongjun, Chief Executive Officer

By: /s/ Wang Junping, Chief Financial Officer

Date:  November 19, 2007