Form 10QSB
period 2007-12-31
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2008-02-14
CIK 1111817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2007

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

 (Name of small business issuer in its charter)

Colorado	0-31751	84-1536518
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

No.30 Guanghua Street,Xiaojingyu Xiang,Wanbailin District Taiyuan City, Shanxi Province,China P.C. 030024
(Address of principal executive offices)

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 75,000,000 as of January 16, 2008.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

(a)

The unaudited financial statements of registrant for six months ended December 31, 2007, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

INDEX

PART 1 - FINANCIAL INFORMATION

2

ITEM 1.

FINANCIAL STATEMENTS

2

BALANCE SHEETS AS OF DECEMBER 31, 2007 AND JUNE 30, 2007

4

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

5

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

6

STATEMENTS OF CASH FLOWS

7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8

ITEM  2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

19

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

26

CORPORATE STRUCTURE

27

ITEM 3.

CONTROLS AND PROCEDURES

28

PART II.  OTHER INFORMATION

29

SIGNATURES

30

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

BALANCE SHEETS AS OF DECEMBER 31, 2007 AND JUNE 30, 2007

	December 31, 2007	June 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$8,836,396	$6,060,428
Accounts receivable	12,918,093	4,908,673
Inventories	22,676,285	17,920,559
Advance to suppliers	34,814,739	27,684,387
Prepaid taxes	-	1,475,158
Total current assets	79,245,513	58,049,205

Property, plant and equipment, net	2,529,029	2,693,006

Total assets	$81,774,542	$60,742,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,555	$460
Notes payable	2,102,762	-
Advance from customers	1,360,102	1,739,159
Taxes payable	4,284,457	1,111,332
Other current liabilities	424,835	147,455

Total current liabilities	8,178,711	2,998,406

Total liabilities	8,178,711	2,998,406

STOCKHOLDERS’ EQUITY
Common Stock; no par value, 100,000,000 shares authorized, 75,000,000 and 69,000,000 shares issued and outstanding as of 12/31/07 and 06/30/07, respectively	6,151,294	6,053,269
Additional paid-in capital	127,348	-
Retained earnings	61,111,646	48,138,759
Accumulated other comprehensive income	6,205,543	3,551,777

Total stockholders’ equity	73,595,831	57,743,805

Total liabilities and stockholders’ equity	$81,774,542	$60,742,211

See accompanying notes to the financial statements

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

	Three months ended December 31,			Six months ended December 31,
		2007	2006	2007			2006
Net revenues:
Product sales		$36,257,575	$28,951,729			$68,368,276		$51,783,503
Agency service		3,472,219	2,226,831			7,850,190		4,427,494

		39,729,794	31,178,560			76,218,466		56,210,997
Cost of revenues
Product sales		28,302,891	22,711,471			53,737,384		41,883,339
Agency service		536,719	279,239			796,116		780,283

		28,839,610	22,990,710			54,533,500		42,663,622
Gross profit	10,890,184		8,187,850		21,684,966		13,547,375

Operating Expenses
Salaries		73,653	23,210			109,662		48,390
Other selling, general and administrative expenses		1,529,150	400,229			1,850,575		552,415
		1,602,803	423,439			1,960,237		600,805
Operating profit		9,287,381	7,764,411			19,724,729		12,946,570

Other income and (expenses)
Interest income		3,854	78,990			22,854		78,990
Interest expense		(2,762)	-			(2,762)		-
Financial cost		(300,000)	-			-		-
Other income/(expense)		(298,908)	78,990			20,092		78,990

Income before income taxes		8,988,473	7,843,401			19,744,821		13,025,560

Income taxes		(3,237,624)	(2,588,322)			(6,675,202)		(4,276,192)

Net income		5,750,849	5,255,079			13,069,619		8,749,368

Other comprehensive income
Foreign currency translation adjustment		1,871,808	647,232			2,653,766		1,082,242

Comprehensive income		$7,622,657	$5,902,311			$15,723,385		$9,831,610

Basic net income per share		$0.08	$0.08			$0.18		$0.13
Weighted average number of shares outstanding		73,956,522	69,000,000			71,478,261		69,000,000

Diluted net income per share		$0.08	$0.08			$0.18		$0.13
Diluted weighted average number of shares outstanding		74,592,391	69,000,000			71,796,196		69,000,000

See accompanying notes to the financial statements.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007

	Common stock shares	Common stock amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity

Balance at June 30, 2007	69,000,000	$6,053,269	$-	$48,138,759	$3,551,777	$57,743,805
Recapitalization	6,000,000	98,025	-	(96,732)	-	1,293
Warrants issued with convertible debt	-	-	127,348	-	-	127,348
Net income for the period	-	-	-	13,069,619	-	13,069,619
Foreign currency translation adjustment	-	-	-	-	2,653,766	2,653,766
Balance at December 31, 2007	75,000,000	$6,151,294	$127,348	$61,111,646	$6,205,543	$73,595,831

See accompanying notes to the financial statements.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

 STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

	Six months ended December 31,
	2007	2006
Operating activities
Net income	$13,069,619	$8,749,368
Adjustments to reconcile net income from operations to net cash used in operating activities:	-	-
Depreciation	179,599	169,790
Warrant expense	127,348	-
Accrued interest	2,762	-

Accounts receivable	(8,009,420)	2,559,568
Inventory	(4,755,726)	4,489,033
Advance to suppliers	(7,130,352)	(9,275,408)
Prepaid taxes	1,475,158	161,696
Other current assets	-	-
Accounts payable	240,234	(2,685,013)
Advance from customers	(379,057)	(3,754,693)
Taxes payable	3,173,125	1,255,642
Other current liabilities	43,240	40,129
Net cash provided by (used in) operating activities	(1,963,470)	1,710,112

Investing activities
Purchase of equipment	(15,621)	-
Net cash used in investing activities	(15,621)	-

Financing activities
Proceeds from the issuance of the convertible notes	2,100,000	-
Payment for share issuance cost	-	-
Net cash used in financing activities	2,100,000	-

Effect of exchange rate changes in cash	2,655,059	1,082,242

Net increase (decrease) in cash and cash equivalents	2,775,968	2,792,354

Cash and cash equivalents, beginning of the period	6,060,428	23,543,747

Cash and cash equivalents, end of the period	$8,836,396	$26,336,101

Supplemental disclosure of cash flow information
Cash paid during the period:
Income taxes paid	$2,919,949	$4,871,510

See accompanying notes to the financial statements.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

1.

MANAGEMENT'S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

The accompanying financial statements have been prepared by Longwei Petroleum Investment Holding Limited, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements at June 30, 2007 as filed in the Company Form S-1 filed with the Commission on December 22, 2007.

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

All operating activities are carried out through our wholly-owned Chinese subsidiary, Taiyuan Longwei Economy & Trading Co., Ltd. (“Taiyuan Longwei”), which was incorporated in 1995.  The operating company is located in Taiyuan City, China.  We purchase diesel, gasoline, fuel oil and kerosene from various suppliers. As an intermediary, we seek to earn profits by buying diesel, gasoline, fuel oil and kerosene at competitive prices and selling them to other wholesalers. In addition, we also earn revenues by acting as a purchase agent where we charge an agency fee, a fee which is charged to wholesalers who do not have a license to purchase directly from refineries. The cost of our products is largely dependent on the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond our control. When sudden and significant increases occur in the cost of fuel and lubricant products, we may not be able to pass on these increases through timely price increases to our customers. The timing of passing these costs to our customers can significantly affect our margins. The affect of lower crude oil prices, after the sale for a short time of higher priced inventory on hand at the time of the price decrease, reduces the cost of the products which, in turn, improves profit margins. Fuel oil is a liquid petroleum product that is burned in a furnace or boiler for the generation of heat or used in an engine for the generation of power. Solvents are unrefined petroleum products used in paint, dry-cleaning solvents, solvents for cutback asphalts and solvents for the rubber industry. We then transport and market these products to other wholesale buyers. Our primary customers are large-scale gas stations, which represent 60% of our sales. These gas stations, which purchase diesel and gasoline from us, are located in Taiyuan City in the Shanxi Province of China. Our second largest group of customers is the coal plants and power supply companies that use our fuel oil for heat and power, along with our solvents, which comprise 30% of our business. Our third largest customers are the small independent gas stations. These represent 10% of our total sales, and purchase gasoline and diesel. Our operating company is located at No. 30 Guanghua Avenue, Xiaojingyu Xiang,Wan Bailin District, Taiyuan City, P.C. 030024, Shanxi Province, China, and our phone number is (86) 351-6527-366.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Basis of Preparation

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company. This basis of accounting differs in certain material respects from that used for the preparation of the books and records of the Company, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities, established in the PRC (“PRC GAAP”) the accounting standards used in the place of their domicile.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

There was no impairment of long-lived assets as of December 31, 2007.

(f)    Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for three months ended December 31, 2007.

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

2007
Period end RMB exchange rate	7.30
Average period RMB exchange rate	7.41

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

 (n)    Income Taxes

The company has implemented SFAS No. 109, "Accounting for Income Taxes," which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The company has recorded no deferred tax assets or liabilities as of December 30, 2007, since nearly all differences in tax bases and financial statement carrying values are permanent differences.

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

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 amends SFAS No. 133 and 140. The statement applies to certain hybrid financial instruments, which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value re-measurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS No. 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. SFAS No. 155 shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of first fiscal year that begins after September 15, 2006. It is not expected that SFAS No. 155 will have a material effect on the Company's financial position or results of operations.

 LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes.  FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption.  The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  The Company will adopt FIN 48 effective from July 1, 2007

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial position or results of operations

3.    ACCOUNTS RECEIVABLE

The receivables and allowance balances at December 31 and June 30, 2007are as follows:

	December 31, 2007	June 30, 2007
Accounts receivable	$12,918,093	$4,908,673
Less: allowance for doubtful accounts		-
Accounts receivable, net	$12,918,093	$4,908,673

4.    INVENTORIES

Inventories are the unsold petroleum products purchased from various suppliers, and consist of the following as of December 31 and June 30, 2007:

	December 31,	June 30,
	2007	2007
Diesel Oil	$9,121,427	$10,982,628
Gasoline	11,848,308	3,998,679
Fuel Oil	817,899	2,516,115
White Spirit	888,651	423,137
Less: allowances for slowing moving items	-	-
Total	$22,676,285	$17,920,559

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.    ADVANCE TO SUPPLIERS

The Company has made payments to unrelated suppliers in advance of receiving products and services. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $ 34,814,739 as of December 31, 2007

6.    PREPPAID TAXES

Prepaid taxes consist of the following:

	December 31,	June 30,
	2007	2007
Value added tax	$-	$1,346,883
Other tax refundable	-	128,275
Total	$-	$1,475,158

7.    PROPERTY, PLANT AND EQUIPMENT

At December 31 and June 30, 2007, property, plant and equipment, at cost, consist of

	December 31, 2007	June 30, 2007
Land and buildings	$1,850,284	$1,850,284
Machinery and production equipment	2,520,062	2,518,800
Railway	1,312,652	1,298,292
Motor vehicles	170,828	170,828
Total property, plant and equipment	5,853,826	5,838,204
Less: accumulated depreciation	(3,324,797)	(3,145,198)
Property, plant and equipment, net	$2,529,029	$2,693,006

Depreciation expense for the three months ended December 31, 2007 was $179,599.

8.  TAXES PAYABLE

Taxes payable consist of the following:

	December 31,	June 30,
	2007	2007
Income tax payable	$3,375,722	$987,666
Business taxes payable and others	908,735	123,666

Total	$4,284,457	$1,111,332

     LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,	June 30,
	2007	2007
Accrued salaries	$174,465	$18,187
Accrued staff welfare	250,368	129,268

Total	$424,833	$147,455

10.    INCOME TAXES

(a)     Corporation Income Tax (“CIT”)

The Company is governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 30% and the local tax rate is 3%.

The provision for income taxes for each of the three months ended December 31, 2007 is summarized as follows:

2007
Current	$6,675,202
Deferred	-
$6,675,202

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

                         LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.    SEGMENT INFORMATION

For the three months ended December 31, 2007
Agency
	Product sales	Service	Total
Revenues	$ 36,257,577	$ 3,472,219	$ 39,729,796
Cost of revenues	28,302,891	536,719	28,839,610
Gross profit	$ 7,954,686	$ 2,935,500	$ 10,890,186

Income from operations	$ 7,451,631	$ 2,935,500	$ 10,387,131
Total assets	$ 82,354,542	$ -	$ 82,354,542
Depreciation	$ 89,964	$ -	$ 89,964

For the three months ended December 31, 2006
Agency
	Product sales	Service	Total
Revenues	$ 28,951,729	$ 2,226,831	$ 31,178,560
Cost of revenues	22,711,471	279,239	22,990,710
Gross profit	$ 6,240,258	$ 1,947,592	$ 8,187,850

Income from operations	$ 5,816,819	$ 1,947,592	$ 7,764,411
Total assets	$ 58,015,639	$ -	$ 58,015,639
Depreciation	$ 84,895	$ -	$ 84,895

For the six months ended December 31, 2007
Agency
	Product sales	Service	Total
Revenues	$ 68,368,276	$ 7,850,190	$ 76,218,466
Cost of revenues	53,737,850	796,116	54,533,966
Gross profit	$ 14,630,892	$ 7,054,074	$ 21,684,966

Income from operations	$ 13,190,644	$ 7,054,074	$ 20,244,718
Total assets	$ 79,974,542	$ -	$ 79,974,542
Depreciation	$ 179,599	$ -	$ 179,599

For the three months ended December 31, 2006
Agency
	Product sales	Service	Total
Revenues	$ 52,284,547	$ 3,926,450	$ 56,210,997
Cost of revenues	41,883,339	780,283	42,663,622
Gross profit	$ 10,401,208	$ 3,146,167	$ 13,547,375

Income from operations	$ 9,304,369	$ 3,642,201	$ 12,946,570
Total assets	$ 58,015,639	$ -	$ 58,015,639
Depreciation	$ 306,654	$ -	$ 306,654

                         LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.    GEOGRAPHICAL INFORMATION

 The Company's revenues by geographic destination are analyzed as follows:

	For the Three Months Ended December 31,
	2007	2006

PRC	$39,729,796	$31,178,560
Outside PRC	-	-

Total net revenues	$39,729,796	$31,178,560

	For the six Months Ended December 31,
	2007	2006

PRC	$76,218,466	$56,210,997
Outside PRC	-	-

Total net revenues	$76,218,466	$56,210,997

13.    WARRANTS

We completed a convertible note on December 18, 2007, in the amount of $2,100,000 at an interest rate of 4% per annum, with a conversion feature of $0.70 per share (the conversion price) at the option of the investor.  Additionally, warrants were granted at an exercise price of $0.80.  The period for the conversion of the warrants is three years from the date of effectiveness of this registration statement. The convertible note will give the Company $2,100,000. After disbursement of fees and expenses, the Company netted $1,800,000.  Additionally, if all of the warrants are exercised, the Company will receive $1,200,000.  In using the Black- Scholes Calculation the company will have a total expense of $1,528,180 for the life of the warrants. Each month expense would be $127,378.

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

Results of Operations

Revenue

Revenue for the quarter ending December 31, 2007 was $39,729,794, an increase of $8,551,234 or approximately 27.4% as compared to $31,178,560 million for the quarter ending December 31, 2006. This increase was due to the addition of several new gas station accounts along with an increase of agency fees of $1,245,388 or an increase of 55.9%. Agency fees for the quarter ending December 31, 2007 were $3,472,219  as compared to agency fees of $2,226,831 in the quarter of 2006. For six months ending December 31, 2007  revenues were $76,218,466 an increase of  $20,007,469 or approximately 35.6% as compared to $56,210,997 for the same period in December 31, 2006. This increase was the result of agency fees increase of $3,422,696 or an increase of  approximately 77.3% or $7,850,190  in  December, 2007 compared to agency revenues of $4,427,494 for the six month period in December of 2006. Agency fees increased due to the addition of several new gas companies not possessing the required license to buy direct from refineries.   We purchase petroleum on their behalf and arranged delivery for them.  The China government continues to grant licenses to other wholesalers to buy direct. Thus, we anticipate that agency fees will be reduced in the future unless we are able to obtain new customers that want to go direct but do not have the required license .The increase of petroleum products for the six month period was mainly due to the following factors:  the population in China in general has become wealthier; as a result, the demand for petroleum has increased and the economy in Shanxi Province where the Company's major customers are continued to experience growth. Management expects growth in 2008 to remain strong due to (i) continued strong growth in the China economy, (ii) a continued improvement in the wealth of its citizens, and (iii) business strategy of increasing storage for our products.

Cost of Goods Sold

Cost of goods sold for the quarter ending December 31, 2007 increased by $5,848,900 or 25.4 % to $28,839,610 as compared to $22,990,710 million for the three month period in December of 2006. This increase was the result of greater sales. For the six month period ending December 31, 2007 costs of goods sold was $54,533,500 or an increase of approximately $11,869,878 or  approximately 27.8% as compared to costs of goods for December 31, 2006 of $42,663,622. This increase was mainly attributable to the increase of sales revenue.

Gross Profit Margin

Our gross profit margin was 27.4% compared to 26.2% for the three months ending December 31, 2007. The increase of profit margin of 1.2% was the result of an increase in agency fees in the quarter. Agency fees  are commission for providing a service and offer the greatest profit margins to the company. Our gross profit margin for the six month period was 28.4% compared to approximately 24.1% due to the increase in agency fees profits of $7,054,074 for the six months ending December 31, 2007, compared to gross profit on agency fees of $3,647,211 for six months ending December 31, 2006.

Selling General and Administrative Expenses

Selling and marketing expenses were $1,602,803 for the quarter ending December 31, 2007, an $1,179,364 increase, or approximately 278.5%, compared to $423,439 for the same period in 2006.  For the six month period ending December 31, 2007 selling and marketing expenses were $1,960,237 or an increase of $1,359,432 or approximately 226.3%, compared to $600,805 for the same period in 2006.  The increases for both the three month and six month period was due to the increased public costs associated with the recapitalization of the company between Longwei Petroleum Investment Holding and Tabatha II, the expense associated with the convertible note on December 18, 2007 and the addition of 15 new sales personnel.  .

Depreciation and Amortization

Depreciation and amortization expenses were $89,634 for the quarter ending December 31, 2007, an increase of $4,739 over the depreciation expense of $84,895 in December 31, 2006. For the six month period ending December 31, 2007 depreciation was $179,599 compared to $169,790 in December 31, 2006. This is an increase of $9,809 or approximately 5.8% for the six month period.

Income Tax Expenses

We incurred income tax expenses of $3,237,624 for the quarter ending December 31, 2007, an increase of $649,302 or approximately 25.1%, versus $2,588,322 for the quarter ending December 31, 2006. For the six month period income taxes were $6,675,202 or an increase of $2,399,010 or approximately 56.1% compared to $4,276,192 in the same period of 2006. The company is governed by the income tax laws of China. The China statutory tax rate is 30%  and the local tax rate is 3%.  The increase  of taxes in both the three and six month period was attributable to the increase in profit of the company.

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

Net Income

We earned a net income of $5,750,890 million for the quarter ended December 31, 2007, an increase of $495,770 or approximately 9.4% as compared to $5,255,079 for the quarter ending December 31, 2006. This increase was due to the greater profitability of agency fees which increased $1,245,388 or an increase of 55.9% as compared to agency fees of $2,226,831 in the quarter of 2006. This profit on agency fees was partially offset by the increase in selling and administrative expenses discussed above. For the six month period We earned a net income of $13,069,619 million, an increase of $4,320,251 or approximately

49.4% as compared to $8,749,368  This increase was the result of agency fees increase of $3,422,696 or an increase of  approximately 77.3% or $7,850,190  in  December, 2007 compared to agency revenues of $4,427,494 for the six month period in December of 2006 along with increase in prices of petroleum products and the profit that was realized by purchasing some of our inventory 30 to 60 days in advance of petroleum price increases. The price increase was passed to our customers as the result of greater demand.

Net Income Margin

Net income margin for the quarter ending December 31, 2007 was approximately 14.5% compared to approximately 16.8% for the quarter ending December 31, 2006. The decline was the result of an increase in selling general and administrative expenses mainly due to the increase in being a public.  For the six month period net income margin was 17.1% compared to approximately 15.6%, an increase of 1.5%. The main reason for the increase was due to the increase in agency fees described above. Management believes that our future net income margin may decrease between 2 to 3 percent due to the increase of costs associated with being a public company and a possible decline in agency fees.

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

We incurred a foreign currency translation adjustment of $1,871,808 million for the quarter ending December 31, 2007 as compared with the foreign currency translation adjustment of $647,232 for the quarter ending December 31, 2006. For the six month period ending December 31, 2007 we incurred a foreign currency translation adjustment of $2,653,766 compared with the foreign currency translation adjustment of $1,082,242 for the same period in December of 2006.  On July 21, 2005, China reformed its foreign currency exchange policy, revalued RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar. As a result, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for quarter ending 2007 using an average exchange rates of 7.41 compared to an exchange rate of 8.07 in 2006 were used in calculating the assets and liabilities, revenue and expenses, and shareholders’ equity.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of $8,836,396. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

For the six months Ending December 31,
	2007	2006
Net cash provided (Used in) by operating activities	$(1,963,470)	$ 1,710,112
Net cash (used in) investing activities	$-
Net cash provided by (used in) financing activities	2,100,000	-
Effect of exchange rate, changes in cash	$2,655,059	1,082,242
Net increase (decrease) in cash and equivalents	$2,775,968	$ 2,792,354

Operating Activities:

Net cash used in operating activities was $1,963,470 for the six month period ending December 31, 2007, compared in the net cash provided of $1,710,112 for the six month period ending December 31, 2006. This was largely the result of increases in accounts receivables as we provided better terms in appreciation to our long term customers.

Investing Activities:

Net cash used in investing activities was $15,621 compared to zero for the six month period ending December 31, 2007. This was the result of the purchase of equipment in the period.

Financing Activities:

Net cash used in investing activities was $2,100,000 for the six month period ending December 31, 2007. There was no cash used for investing activities for the period ending December 31, 2006. This was the result of a fixed convertible note. We completed a convertible note on December 18, 2007, in the amount of $2,100,000 at an interest rate of 4% per annum, with a conversion feature of $0.70 per share (the conversion price) at the option of the investor.  Additionally, warrants were granted at an exercise price of $0.80.  The period for the conversion of the warrants is three years from the date of effectiveness of this registration statement. The convertible note will give the Company $2,100,000. After disbursement of fees and expenses, the Company netted $1,800,000.  Additionally, if all of the warrants are exercised, the Company will receive $1,200,000.

We have no material commitments for capital expenditures as of December 31, 2007.

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

Subsequent Events

We completed a convertible note on December 18, 2007, in the amount of $2,100,000 at an interest rate of 4% per annum, with a conversion feature of $0.70 per share (the conversion price) at the option of the investor.  Additionally, warrants were granted at an exercise price of $0.80.  The period for the conversion of the warrants is three years from the date of effectiveness of this registration statement. The convertible note will give the Company $2,100,000. After disbursement of fees and expenses, the Company netted $1,800,000.  Additionally, if all of the warrants are exercised, the Company will receive $1,200,000.

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

CORPORATE STRUCTURE

The chart below depicts our corporate structure. As depicted below, we own 100% of the capital stock of Longwei BVI.  Longwei BVI incorporated in the British Virgin Islands in April 2006, owns 100% of the capital stock of Taiyuan Yahua, and Taiyuan Yahua owns 100% of the capital stock of Taiyuan Longwei, the operating subsidiary.  Taiyuan Yahua was established in August 2006 as a Chinese limited liability company.  Taiyuan Longwei was established as a Chinese limited liability company in July 1995.  As of October 16, 2007, the date of the closing of the Share Exchange Agreement, all of our operations are conducted by and through Taiyuan Longwei.

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

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  February 14, 2008