Form 10QSB/A
period 2007-12-31
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2008-03-06
CIK 1111817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

(a)

The unaudited financial statements of registrant for six months ended December 31 , 2007, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

TABLE OF CONTENTS

Balance Sheets (Unaudited)

3

Statements of Income and Comprehensive Income (Unaudited)

4

Statement of Changes in Stockholders’ Equity (Unaudited)

5

Statements of Cash Flows (Unaudited)

6

Notes to Unaudited Financial Statements

7

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

BALANCE SHEETS AS OF DECEMBER 31, 2007 AND JUNE 30, 2007

(UNAUDITED)

	December 31, 2007	June 30, 2007
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$8,836,396	$6,060,428
Accounts receivable	12,918,093	4,908,673
Inventories	22,676,285	17,920,559
Advance to suppliers	34,814,739	27,684,387
Prepaid taxes	-	1,475,158
Total current assets	79,245,513	58,049,205

Property, plant and equipment, net	2,529,029	2,693,006

Total assets	$81,774,542	$60,742,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,555	$460
Convertible n otes payable , net of discount of $1,400,802	701,930	-
Advance from customers	1,360,102	1,739,159
Taxes payable	4,284,457	1,111,332
Other current liabilities	424,835	147,455

Total current liabilities	6,777,879	2,998,406

Total liabilities	6,777,879	2,998,406

STOCKHOLDERS’ EQUITY
Common Stock; no par value, 100,000,000 shares authorized, 75,000,000 and 69,000,000 shares issued and outstanding as of 12/31/07 and 06/30/07, respectively	6,151,294	6,053,269
Additional paid-in capital	1,528,180	-
Retained earnings	61,111,646	48,138,759
Accumulated other comprehensive income	6,205,543	3,551,777

Total stockholders’ equity	74,996,663	57,743,805

Total liabilities and stockholders’ equity	$81,774,542	$60,742,211

See accompanying notes to the unaudited financial statements

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

FOR THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Net revenues:
Product sales	$36,257,575	$28,951,729	$68,368,276	$51,783,503
Agency service	3,472,219	2,226,831	7,850,190	4,427,494
	39,729,794	31,178,560	76,218,466	56,210,997
Cost of revenues
Product sales	28,302,891	22,711,471	53,737,384	41,883,339
Agency service	536,719	279,239	796,116	780,283
	28,839,610	22,990,710	54,533,500	42,663,622
Gross profit	10,890,184	8,187,850	21,684,966	13,547,375

Operating Expenses
Salaries	73,653	23,210	109,662	48,390
Other selling, general and administrative expenses	1,529,150	400,229	1,850,575	552,415
	1,602,803	423,439	1,960,237	600,805
Operating profit	9,287,381	7,764,411	19,724,729	12,946,570

Other income and (expenses)
Interest income	3,854	78,990	22,854	78,990
Interest expense and f inancial cost	(302,762)	-	(2,762)	-
Other income/(expense)	(298,908)	78,990	20,092	78,990

Income before income taxes	8,988,473	7,843,401	19,744,821	13,025,560

Income taxes	(3,237,624)	(2,588,322)	(6,675,202)	(4,276,192)

Net income	5,750,849	5,255,079	13,069,619	8,749,368

Other comprehensive income
Foreign currency translation adjustment	1,871,808	647,232	2,653,766	1,082,242

Comprehensive income	$7,622,657	$5,902,311	$15,723,385	$9,831,610

Basic net income per share	$0.08	$0.08	$0.18	$0.13
Weighted average number of shares outstanding	73,956,522	69,000,000	71,478,261	69,000,000

Diluted net income per share	$0.08	$0.08	$0.18	$0.13
Diluted weighted average number of shares outstanding	74,592,391	69,000,000	71,796,196	69,000,000

See accompanying notes to the unaudited financial statements.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007

	Common stock shares	Common stock amount	Additional paid-in capital	Retained earnings	Accumulated other comprehen- sive income	Total stockholders’ equity

Balance at June 30, 2007	69,000,000	$6,053,269	$-	$48,138,759	$3,551,777	$57,743,805
Recapitalization	6,000,000	98,025	-	(96,732)	-	1,293
Warrants issued with convertible debt	-	-	1,528,180	-	-	1,528,180
Net income for the period	-	-	-	13,069,619	-	13,069,619
Foreign currency translation adjustment	-	-	-	-	2,653,766	2,653,766
Balance at December 31, 2007	75,000,000	$6,151,294	$1,528,180	$61,111,646	$6,205,543	$74,996,663

See accompanying notes to the unaudited financial statements.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

 STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

	Six months ended December 31,
	2007	2006
Operating activities
Net income	$13,069,619	$8,749,368
Adjustments to reconcile net income from operations to net cash used in operating activities:	-	-
Depreciation	179,599	169,790
Warrant expense	127,348	-
Accrued interest	2,762	-
Changes in non-cash operating working capital items:
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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND THE YEAR ENDED DECEMBER 31, 2006

1.

MANAGEMENT'S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

The accompanying financial statements have been prepared by Longwei Petroleum Investment Holding Limited (the Company), without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements at June 30, 2007 as filed in the Company Form S-1 filed with the Commission on December 22, 2007.

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND THE YEAR ENDED DECEMBER 31, 2006

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

All operating activities are carried out through our wholly-owned Chinese subsidiary, Taiyuan Longwei , which was incorporated in 1995.  The operating company is located in Taiyuan City, China.  We purchase diesel, gasoline, fuel oil and kerosene from various suppliers. As an intermediary, we seek to earn profits by buying diesel, gasoline, fuel oil and kerosene at competitive prices and selling them to other wholesalers. In addition, we also earn revenues by acting as a purchase agent where we charge an agency fee, a fee which is charged to wholesalers who do not have a license to purchase directly from refineries. The cost of our products is largely dependent on the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond our control. When sudden and significant increases occur in the cost of fuel and lubricant products, we may not be able to pass on these increases through timely price increases to our customers. The timing of passing these costs to our customers can significantly affect our margins. The affect of lower crude oil prices, after the sale for a short time of higher priced inventory on hand at the time of the price decrease, reduces the cost of the products which, in turn, improves profit margins. Fuel oil is a liquid petroleum product that is burned in a furnace or boiler for the generation of heat or used in an engine for the generation of power. Solvents are unrefined petroleum products used in paint, dry-cleaning solvents, solvents for cutback asphalts and solvents for the rubber industry. We then transport and market these products to other wholesale buyers. Our primary customers are large-scale gas stations, which represent 60% of our sales. These gas stations, which purchase diesel and gasoline from us, are located in Taiyuan City in the Shanxi Province of China. Our second largest group of customers is the coal plants and power supply companies that use our fuel oil for heat and power, along with our solvents, which comprise 30% of our business. Our third largest customers are the small independent gas stations. These represent 10% of our total sales, and purchase gasoline and diesel. Our operating company is located at No. 30 Guanghua Avenue, Xiaojingyu Xiang,Wan Bailin District, Taiyuan City, P.C. 030024, Shanxi Province, China, and our phone number is (86) 351-6527-366.

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND THE YEAR ENDED DECEMBER 31, 2006

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

 (d)    Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets' estimated useful lives, using the straight-line method. Estimated useful lives of the property, plant and equipment are as follows:

Buildings	20 years
Heavy machinery and production equipment	8 - 20 years
Railway	20 years
Motor vehicles	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to the statement of income as incurred, whereas significant renewals and betterments are capitalized.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND THE YEAR ENDED DECEMBER 31, 2006

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( Continued )

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

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for six months ended December 31, 2007.

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND THE YEAR ENDED DECEMBER 31, 2006

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( Continued )

 (k)    Revenue Recognition

The Company derives the bulk of its revenue from sales of gasoline, diesel, solvent oil and fuel oil. These product sales revenues are recognized when customers take possession of goods in accordance with the terms of purchase order agreements that evidence agreed upon pricing and when collectability is reasonably assured. Cost of revenues for product sales include costs to purchase and transport the product to the Company, costs to deliver the goods to the customer and depreciation on product storage and delivery equipment.

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND THE YEAR ENDED DECEMBER 31, 2006

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( Continued )

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

 (n)    Income Taxes

The company has implemented SFAS No. 109, "Accounting for Income Taxes," which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The company has recorded no deferred tax assets or liabilities as of December 3 1 , 2007, since nearly all differences in tax bases and financial statement carrying values are permanent differences.

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND THE YEAR ENDED DECEMBER 31, 2006

5.    ADVANCE TO SUPPLIERS

The Company has made payments to unrelated suppliers in advance of receiving products and services. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $ 34,814,739 and $27,684,387 as of December 31, 2007 and June 30, 2007.

6.    PRE PAID TAXES

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND THE YEAR ENDED DECEMBER 31, 2006

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND THE YEAR ENDED DECEMBER 31, 2006

11.    SEGMENT INFORMATION

For the three months ended December 31, 2007
Agency
	Product sales	Service	Total
Revenues	$ 36,257,575	$ 3,472,219	$ 39,729,794
Cost of revenues	28,302,891	536,719	28,839,610
Gross profit	$ 7,954,684	$ 2,935,500	$ 10,890,184

Income from operations	$ 6,351,881	$ 2,935,500	$ 9,287,381
Total assets	$ 81,774,542	$ -	$ 81,774,542
Depreciation	$ 89,964	$ -	$ 89,964

For the three months ended December 31, 2006
Agency
	Product sales	Service	Total
Revenues	$ 28,951,729	$ 2,226,831	$ 31,178,560
Cost of revenues	22,711,471	279,239	22,990,710
Gross profit	$ 6,240,258	$ 1,947,592	$ 8,187,850

Income from operations	$ 5,816,819	$ 1,947,592	$ 7,764,411
Total assets	$ 60,742,211	$ -	$ 60,742,211
Depreciation	$ 84,895	$ -	$ 84,895

For the six months ended December 31, 2007
Agency
	Product sales	Service	Total
Revenues	$ 68,368,276	$ 7,850,190	$ 76,218,466
Cost of revenues	53,737,384	796,116	54,533,500
Gross profit	$ 14,630,892	$ 7,054,074	$ 21,684,966

Income from operations	$ 12,780,317	$ 7,054,074	$ 19,724,729
Total assets	$ 81,774,542	$ -	$ 81,774,542
Depreciation	$ 179,599	$ -	$ 179,599
For the six months ended December 31, 2006
Agency
	Product sales	Service	Total
Revenues	$ 51,783,503	$ 4,427,494	$ 56,210,997
Cost of revenues	41,883,339	780,283	42,663,622
Gross profit	$ 9,900,164	$ 3,647,211	$ 13,547,375

Income from operations	$ 9,299,359	$ 3,647,211	$ 12,946,570
Total assets	$ 60,742,211	$ -	$ 60,742,211
Depreciation	$ 306,654	$ -	$ 306,654

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND THE YEAR ENDED DECEMBER 31, 2006

12.    GEOGRAPHICAL INFORMATION

 The Company's revenues by geographic destination are analyzed as follows:

	For the Three Months Ended December 31,
	2007	2006

PRC	$39,729,794	$31,178,560
Outside PRC	-	-

Total net revenues	$39,729,794	$31,178,560

	For the six Months Ended December 31,
	2007	2006

PRC	$76,218,466	$56,210,997
Outside PRC	-	-

Total net revenues	$76,218,466	$56,210,997

13.     CONVERTIBLE NOTES

We completed a convertible note agreement on December 18, 2007, in the amount of $2,100,000 at an interest rate of 4% per annum, with a conversion feature of $0.70 per share (the conversion price) at the option of the investor.  Additionally, warrants were granted at an exercise price of $0.80.  The period for the conversion of the warrants is three years from the date of effectiveness of this registration statement. The  company received $2,100,000 from the convertible notes . After disbursement of fees and expenses, the Company netted $1,800,000.  Additionally, if all of the warrants are exercised, the Company will receive $1,200,000.  In using the Black- Scholes Calculation the company will have a total expense of $1,528,180 for the life of the convertible notes . The month ly expense is $127,3 4 8.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND THE YEAR ENDED DECEMBER 31, 2006

14.    WARRANTS

There were 1,500,000 warrants outstanding as of December 31, 2007.

At December 31, 2007 the range of warrant prices for shares under warrants and the weighted-average remaining contractual life are as follows:

	Warrants Outstanding and Exercisable
Warrants - Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life - Years
$0.80	1,500,000	3
Total	1,500,000	3

The noteholders of the convertible notes from December 18, 2007 received detachable warrants for the purchase of 1,500,000 shares of common stock, which were valued at $1,528,180. For purposes of estimating the intrinsic fair value of each warrant as of dates of the convertible note, the Company utilized the Black Scholes option-pricing model. The Company estimated the fair value of the warrants assuming no expected dividends and the following weighted-average assumptions:

December 31, 2007
Average risk-free interest rate	4.375%
Average expected life	3 years
Expected volatility	78.05%
Expected dividends	0%

ITEM  2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Revenue

Revenue for the quarter ending December 31, 2007 was $39,729,794, an increase of $8,551,234 or approximately 27.4% as compared to $31,178,560 for the quarter ending December 31, 2006. This increase was due to the addition of several new gas station accounts along with an increase of agency fees of $1,245,388 or an increase of 55.9%. Agency fees for the quarter ending December 31, 2007 were $3,472,219 as compared to agency fees of $2,226,831 in the quarter of 2006. For six months ending December 31, 2007 revenues were $76,218,466 an increase of $20,007,469 or approximately 35.6% as compared to $56,210,997 for the same period in December 31, 2006. This increase was the result of agency fees increase of $3,422,696 or an increase of approximately 77.3% to $7,850,190 in December, 2007 compared to agency revenues of $4,427,494 for the six month period ending December of 2006. Agency fees increased due to the addition of several new gas companies not possessing the required license to buy direct from refineries.   We purchase petroleum on their behalf and arrange delivery for them.  The China government continues to grant licenses to other wholesalers to buy direct. Thus, we anticipate that agency fees will be reduced in the future unless we are able to obtain new customers that want to go direct but do not have the required license .   The increase of petroleum products for the six month period was mainly due to the following factors:  the population in China in general has become wealthier; as a result, the demand for petroleum has increased and the economy in Shanxi Province where the Company's major customers are continued to experience growth. Management expects growth in 2008 to remain strong due to (i) continued strong growth in the China economy, (ii) a continued improvement in the wealth of its citizens, and (iii) business strategy of increasing storage for our products.

Cost of Goods Sold

Cost of goods sold for the quarter ending December 31, 2007 increased by $5,591,420 or 24.6% to $28,302,891 as compared to $22,711,471 for the three month period in December of 2006. This increase was the result of greater sales. For the six month period ending December 31, 2007 costs of goods sold was $53,737,384 or an increase of approximately $11,854,045 or  approximately 28.3% as compared to costs of goods for December 31, 2006 of $41,883,339. This increase was mainly attributable to the increase of sales revenue.

Gross Profit Margin

Our gross profit margin was 27.4% compared to 26.2% for the three months ending December 31, 2007 and 2006, respectively . The increase of profit margin of 1.2% was the result of an increase in agency fees in the quarter. Agency fees are commission for providing a service and offer the greatest profit margins to the company. Our gross profit margin for the six month period was 28.4% compared to approximately 26.2 % due to the increase in agency fees gross profit of $7,054,074 for the six months ending December 31, 2007, compared to gross profit on agency fees of $3,647,211 for six months ending December 31, 2006.

Selling General and Administrative Expenses

Selling , general and administrative expenses were $1,602,803 for the quarter ending December 31, 2007, an $1,179,364 increase, or approximately 278.5%, compared to $423,439 for the same period in 2006.  For the six month period ending December 31, 2007 selling , general and administrative expenses were $1,960,237 or an increase of $1,359,432 or approximately 226.3%, compared to $600,805 for the same period in 2006.  The increases for both the three month and six month period was due to the increased costs associated with the recapitalization of the company between Longwei Petroleum Investment Holding and Tabatha II and the addition of 15 new sales personnel.  .

Depreciation and Amortization

Depreciation and amortization expenses were $89,634 for the quarter ending December 31, 2007, an increase of $4,739 over the depreciation expense of $84,895 for the quarter ending December 31, 2006. For the six month period ending December 31, 2007 depreciation was $179,599 compared to $169,790 for the quarter ending December 31, 2006. This is an increase of $9,809 or approximately 5.8% for the six month period.

Income Tax Expenses

We incurred income tax expenses of $3,237,624 for the quarter ending December 31, 2007, an increase of $649,302 or approximately 25.1%, versus $2,588,322 for the quarter ending December 31, 2006. For the six month period income taxes were $6,675,202 or an increase of $2,399,010 or approximately 56.1% compared to $4,276,192 in the same period of 2006. The company is governed by the income tax laws of China. The China statutory tax rate is 30% and the local tax rate is 3%.  The increase of taxes in both the three and six month period was attributable to the increase in profit of the C ompany.

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

Net Income

We earned a net income of $5,750,849 for the quarter ended December 31, 2007, an increase of $495,770 or approximately 9.4% as compared to $5,255,079 for the quarter ending December 31, 2006. This increase was due to the greater profitability of agency fees which increased $1,245,388 or an increase of 55.9% as compared to agency fees of $2,226,831 in the quarter of 2006. This profit on agency fees was partially offset by the increase in selling, general and administrative expenses discussed above. For the six month period w e earned a net income of $13,069,619, an increase of $4,320,251 or approximately 49.4% as compared to $8,749,368  This increase was the result of agency fees increase of $3,422,696 or an increase of  approximately 77.3% or $7,850,190   for the quarter ending  December 31 , 2007 compared to agency revenues of $4,427,494 for the six month period ending December 31, 2006, along with increase in prices of petroleum products and the profit that was realized by purchasing some of our inventory 30 to 60 days in advance of petroleum price increases. The price increase was passed to our customers as the result of greater demand.

Net Income Margin

Net income margin for the quarter ending December 31, 2007 was approximately 14.5% compared to approximately 16.8% for the quarter ending December 31, 2006. The decline was the result of an increase in selling general and administrative expenses mainly due to the increase costs of the merger .  For the six month period net income margin was 17.1% compared to approximately 15.6%, an increase of 1.5%. The main reason for the increase was due to the increase in agency fees described above. Management believes that our future net income margin may decrease between 2 to 3 percent due to the increase of costs associated with being a public company and a possible decline in agency fees.

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

We incurred a foreign currency translation adjustment of $1,871,808 for the quarter ending December 31, 2007 as compared with the foreign currency translation adjustment of $647,232 for the quarter ending December 31, 2006. For the six month period ending December 31, 2007 we incurred a foreign currency translation adjustment of $2,653,766 compared with the foreign currency translation adjustment of $1,082,242 for the same period in December of 2006.  On July 21, 2005, China reformed its foreign currency exchange policy, revalued RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar. As a result, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for quarter ending 2007 using an average exchange rates of 7.41 compared to an exchange rate of 8.07 in 2006 were used in calculating the assets and liabilities, revenue and expenses, and shareholders’ equity.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of $8,836,396. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

	For the six months Ending December 31,
	2007	2006
Net cash provided (Used in) by operating activities	$(1,963,470)	$1,710,112
Net cash (used in) investing activities	$(15,621)	-
Net cash provided by (used in) financing activities	2,100,000	-
Effect of exchange rate, changes in cash	$2,655,059	1,082,242
Net increase (decrease) in cash and equivalents	$2,775,968	$2,792,354

Operating Activities:

Net cash used in operating activities was $1,963,470 for the six month period ending December 31, 2007, compared in the net cash provided of $1,710,112 for the six month period ending December 31, 2006. This was largely the result of increases in accounts receivables as we provided better terms in appreciation to our long term customers.

Investing Activities

Net cash used in investing activities was $15,621 compared to zero for the six month period ending December 31, 2007. This was the result of the purchase of equipment in the period.

Financing Activities:

Net cash used in financing activities was $2,100,000 for the six month period ending December 31, 2007. There was no cash used for investing activities for the period ending December 31, 2006. This was the result of a fixed convertible note. We completed a convertible note on December 18, 2007, in the amount of $2,100,000 at an interest rate of 4% per annum, with a conversion feature of $0.70 per share (the conversion price) at the option of the investor.  Additionally, warrants were granted at an exercise price of $0.80.  The period for the conversion of the warrants is three years from the date of effectiveness of this registration statement. The convertible note will give the Company $2,100,000. After disbursement of fees and expenses, the Company netted $1,800,000.  Additionally, if all of the warrants are exercised, the Company will receive $1,200,000.

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

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the six months ending December 31, 2007.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the six months ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:   March 6 , 2008