Form 10QSB
period 2008-03-31
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2008-05-20
CIK 1111817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 75,000,000 as of May 16, 2008.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

(a)

The unaudited financial statements of registrant for nine months ended March 31, 2008, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

INDEX

PART 1 - FINANCIAL INFORMATION

2

ITEM 1.

FINANCIAL STATEMENTS

2

BALANCE SHEETS AS OF MARCH 31, 2008 AND JUNE 30, 2007

4

UNAUDITED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

5

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

6

UNAUDITED STATEMENTS OF CASH FLOWS

7

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

BALANCE SHEETS AS OF MARCH 31, 2008 AND JUNE 30, 2007

	March 31, 2008	June 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,755,094	$6,060,428
Accounts receivable	15,469,222	4,908,673
Inventories	23,616,871	17,920,559
Advance to suppliers	41,990,703	27,684,387
Prepaid taxes	-	1,475,158
Total current assets	87,831,890	58,049,205

Property, plant and equipment, net	2,440,797	2,693,006

Total assets	$90,272,687	$60,742,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,823	$460
Convertible notes payable, net of discount of $997,758 and $0, respectively	1,104,974	-
Advance from customers	1,415,444	1,739,159
Taxes payable	4,106,679	1,111,332
Other current liabilities	501,869	147,455

Total current liabilities	7,135,789	2,998,406

Total liabilities	7,135,789	2,998,406

STOCKHOLDERS’ EQUITY
Common Stock; no par value, 100,000,000 shares authorized, 75,000,000 and 69,000,000 shares issued and outstanding as of 03/31/08 and 06/30/07, respectively	6,151,294	6,053,269
Additional paid-in capital	1,528,180	-
Retained earnings	66,175,755	48,138,759
Accumulated other comprehensive income	9,281,669	3,551,777

Total stockholders’ equity	83,136,898	57,743,805

Total liabilities and stockholders’ equity	$90,272,687	$60,742,211

See accompanying notes to the financial statements

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

UNAUDITED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Net revenues:
Product sales	$30,213,210	$13,539,605	$98,581,486	$65,323,108
Agency service	2,265,492	1,487,818	10,115,682	5,915,311

	32,478,702	15,027,423	108,697,168	71,238,419
Cost of revenues
Product sales	22,180,278	12,153,524	75,917,662	54,036,863
Agency service	473,088	110,136	1,269,204	890,419

	22,653,366	12,263,660	77,186,866	54,927,282
Gross profit	9,825,336	2,763,763	31,510,302	16,311,137

Operating Expenses
Salaries	93,336	48,073	202,998	96,463
Other selling, general and administrative expenses	2,964,692	201,785	4,815,267	754,200
	3,058,028	249,858	5,018,265	850,663
Operating profit	6,767,308	2,513,905	26,492,037	15,460,474

Other income and (expenses)
Interest income	6,303	58,824	29,157	137,815
Interest expense	(21,466)	(90)	(24,228)	(90)
Financial cost
Other income/(expense)	(15,163)	58,734	4,929	137,725

Income before income taxes	6,752,145	2,572,639	26,496,966	15,598,199

Income taxes	(1,688,036)	(848,971)	(8,363,238)	(5,125,163)

Net income	5,064,109	1,723,668	18,133,728	10,473,036

Other comprehensive income
Foreign currency translation adjustment	3,076,127	452,555	5,729,892	1,534,797

Comprehensive income	$8,140,236	$2,176,223	$23,863,620	$12,007,833

Basic net income per share	$0.07	$0.02	$0.25	$0.15
Weighted average number of shares outstanding	75,000,000	69,000,000	72,643,636	69,000,000

Diluted net income per share	$0.07	$0.02	$0.25	$0.15
Diluted weighted average number of shares outstanding	76,500,000	69,000,000	73,210,909	69,000,000

See accompanying notes to the financial statements

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2008

	Common stock shares	Common stock amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity

Balance at June 30, 2007	69,000,000	$6,053,269	$-	$48,138,759	$3,551,777	$57,743,805
Recapitalization	6,000,000	98,025	-	(96,732)	-	1,293
Warrants issued with convertible debt	-	-	1,528,180	-	-	1,528,180
Net income for the period	-	-	-	18,133,728	-	18,133,728
Foreign currency translation adjustment	-	-	-	-	5,729,892	5,729,892
Balance at March 31,2008	75,000,000	$6,151,294	$1,528,180	$66,175,755	$9,281,669	$83,136,898

See accompanying notes to the financial statements

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

	Nine months ended March 31,
	2008	2007
Operating activities
Net income	$18,133,728	$10,473,036
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation	269,563	254,685
Warrant expense	1,528,180	-
Accrued interest	(995,026)	-

Accounts receivable	(10,560,551)	2,351,257
Inventory	(5,696,312)	10,604,174
Advance to suppliers	(14,306,316)	(6,905,888)
Prepaid taxes	1,475,158	161,696
Other current assets	-	-
Accounts payable	240,502	(2,678,340)
Advance from customers	(323,715)	(3,754,693)
Taxes payable	2,995,347	592,686
Other current liabilities	120,274	94,383
Net cash provided by (used in) operating activities	(7,119,168)	11,192,996

Investing activities
Purchase of equipment	(17,353)	-
Net cash used in investing activities	(17,353)	-

Financing activities
Proceeds from the issuance of the convertible notes	2,100,000	-
Payment for share issuance cost	-	-
Net cash used in financing activities	2,100,000	-

Effect of exchange rate changes in cash	5,731,187	1,534,797

Net increase (decrease) in cash and cash equivalents	694,666	12,727,793

Cash and cash equivalents, beginning of the period	6,060,428	23,543,747

Cash and cash equivalents, end of the period	$6,755,094	$36,271,540

Supplemental disclosure of cash flow information
Cash paid during the period:
Income taxes paid	$6,005,048	$7,049,037

See accompanying notes to the financial statements

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

Description of Business - continued

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

All operating activities are carried out through our wholly-owned Chinese subsidiary, Taiyuan Longwei Economy & Trading Co., Ltd. (“Taiyuan Longwei”), which was incorporated in 1995.  The operating company is located in Taiyuan City, China.  We purchase diesel, gasoline, fuel oil and kerosene from various suppliers. As an intermediary, we seek to earn profits by buying diesel, gasoline, fuel oil and kerosene at competitive prices and selling them to other wholesalers. In addition, we also earn revenues by acting as a purchase agent where we charge an agency fee, a fee which is charged to wholesalers who do not have a license to purchase directly from refineries. Further, the company owns a gas station located on its property where it generates additional profit and revenue. The cost of our products is largely dependent on the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond our control. When sudden and significant increases occur in the cost of fuel and lubricant products, we may not be able to pass on these increases through timely price increases to our customers. The timing of passing these costs to our customers can significantly affect our margins. The affect of lower crude oil prices, after the sale for a short time of higher priced inventory on hand at the time of the price decrease, reduces the cost of the products which, in turn, improves profit margins. Fuel oil is a liquid petroleum product that is burned in a furnace or boiler for the generation of heat or used in an engine for the generation of power. Solvents are unrefined petroleum products used in paint, dry-cleaning solvents, solvents for cutback asphalts and solvents for the rubber industry. We then transport and market these products to other wholesale buyers. Our primary customers are large-scale gas stations, which represent 60% of our sales. These gas stations, which purchase diesel and gasoline from us, are located in Taiyuan City in the Shanxi Province of China. Our second largest group of customers is the coal plants and power supply companies that use our fuel oil for heat and power, along with our solvents, which comprise 30% of our business. Our third largest customers are the small independent gas stations. These represent 10% of our total sales, and purchase gasoline and diesel. Our operating company is located at No. 30 Guanghua Avenue, Xiaojingyu Xiang,Wan Bailin District, Taiyuan City, P.C. 030024, Shanxi Province, China, and our phone number is (86) 351-6527-366.

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

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

There was no impairment of long-lived assets as Of March 31, 2008.

(f)    Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for three months ended March 31, 2008.

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

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

 (l)    Foreign Currency Translation

 The functional currency of the Company is RMB and RMB is freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of shareholders’ equity.  If the RMB appreciates against the U.S. dollar, revenue and expenses would be higher than they would have been if there were no fluctuations in the currencies.  Conversely, if the RMB appreciates against the U.S. dollar, revenue and expenses would be lower than they would have been if there were no fluctuations in the currencies. The exchange rates adopted are as follows:

2008
Period end RMB exchange rate	7.02
Average period RMB exchange rate	7.16

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

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

3.    ACCOUNTS RECEIVABLE

The receivables and allowance balances at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	June 30, 2007
Accounts receivable	$15,469,222	$4,908,673
Less: allowance for doubtful accounts		-
Accounts receivable, net	$15,469,222	$4,908,673

4.    INVENTORIES

Inventories are the unsold petroleum products purchased from various suppliers, and consist of the following as of March 31, 2008 and December 31, 2007:

	March 31,	June 30,
	2008	2007
Diesel Oil	$4,454,816	$10,982,628
Gasoline	17,296,618	3,998,679
Fuel Oil	1,050,437	2,516,115
White Spirit	815,000	423,137
Less: allowances for slowing moving items	-	-
Total	$23,616,871	$17,920,559

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

5.    ADVANCE TO SUPPLIERS

The Company has made payments to unrelated suppliers in advance of receiving products and services. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $ 44,224,639 as of March 31, 2008.

6.    PREPPAID TAXES

Prepaid taxes consist of the following:

	March 31,	June 30,
	2008	2007
Value added tax	$-	$1,346,883
Other tax refundable	-	128,275
Total	$-	$1,475,158

7.    PROPERTY, PLANT AND EQUIPMENT

At December 31 and June 30, 2007, property, plant and equipment, at cost, consist of

	March 31, 2008	June 30, 2007
Land and buildings	$1,850,284	$1,850,284
Machinery and production equipment	2,520,062	2,518,800
Railway	1,298,292	1,298,292
Motor vehicles	186,920	170,828
Total property, plant and equipment	5,855,558	5,838,204
Less: accumulated depreciation	(3,414,761)	(3,145,198)
Property, plant and equipment, net	$2,440,797	$2,693,006

Depreciation expense for the nine months ended March 31, 2008 was $269,563.

8.  TAXES PAYABLE

Taxes payable consist of the following:

	March 31,	June 30,
	2008	2007
Income tax payable	$2,045,312	$987,666
Business taxes payable and others	2,061,367	123,666

Total	$4,106,679	$1,111,332

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

9.  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31,	June 30,
	2008	2007
Accrued salaries	$8,876	$18,187
Accrued staff welfare	208,912	129,268
Accrued expenses and miscellaneous	284,081	-

Total	$501,869	$147,455

10.    INCOME TAXES

(a)     Corporation Income Tax (“CIT”)

The Company is governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 25% since January 1, 2008.

The provision for income taxes for three months ended March 31, 2008 is summarized as follows:

2008
Current	$1,688,036
Deferred	-
$1,688,036

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

11.    SEGMENT INFORMATION

For the three months ended March 31, 2008
Agency
	Product sales	Service	Total
Revenues	$ 30,213,210	$ 2,265,492	$ 32,478,702
Cost of revenues	$ 22,180,278	$ 473,088	$ 22,653,366
Gross profit	$ 8,032,932	$ 1,792,404	$ 9,825,336

Income from operations	$ 4,974,904	$ 1,792,404	$ 6,767,308
Total assets	$ 90,272,687	$ -	$ 90,272,687
Depreciation	$ 89,964	$ -	$ 89,964

For the three months ended March 31, 2007
Agency
	Product sales	Service	Total
Revenues	$ 13,539,605	$ 1,487,818	$ 15,027,422
Cost of revenues	$ 12,153,524	$ 110,136	$ 12,263,660
Gross profit	$ 1,386,080	$ 1,377,682	$ 2,763,762

Income from operations	$ 1,136,222	$ 1,377,682	$ 2,513,904
Total assets	$ 59,589,833	$ -	$ 59,589,833
Depreciation	$ 84,895	$ -	$ 84,895

For the nine months ended March 31, 2008
Agency
	Product sales	Service	Total
Revenues	$ 98,581,486	$ 10,115,682	$ 108,697,168
Cost of revenues	$ 75,917,662	$ 1,269,204	$ 77,186,866
Gross profit	$ 22,663,824	$ 8,846,478	$ 31,510,302

Income from operations	$ 17,645,559	$ 8,846,478	$ 26,492,037
Total assets	$ 90,272,687	$ -	$ 90,272,687
Depreciation	$ 269,563	$ -	$ 269,563

For the nine months ended March 31, 2007
Agency
	Product sales	Service	Total
Revenues	$ 65,323,108	$ 5,915,311	$ 71,238,419
Cost of revenues	$ 54,036,863	$ 890,419	$ 54,927,282
Gross profit	$ 11,286,245	$ 5,024,892	$ 16,311,137

Income from operations	$ 10,435,582	$ 5,024,892	$ 15,460,474
Total assets	$ 59,589,833	$ -	$ 59,589,833
Depreciation	$ 254,685	$ -	$ 254,685

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

12.    GEOGRAPHICAL INFORMATION

 The Company's revenues by geographic destination are analyzed as follows:

	For the Three Months Ended March 31,
	2008	2007

PRC	$32,478,702	$15,027,422
Outside PRC	-	-

Total net revenues	$32,478,702	$15,027,422

	For the Nine Months Ended March 31,
	2008	2007

PRC	$108,697,168	$71,238,419
Outside PRC	-	-

Total net revenues	$108,697,168	$71,238,419

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

Results of Operations

Revenue

Revenue for the quarter ending March 31, 2008 was $32,478,702, an increase of $17,451,280 or approximately 116% as compared to $15,027,422 for the quarter ending March 31, 2007. This increase was due to the addition of several new gas station accounts, an increase of agency fees of $777,674 or an increase of 52.3% and an increase of revenues at its company owned gas station of $489,204. Agency fees for the quarter ending March 31, 2008 were $2,265,492 as compared to agency fees of $1,487,818 in the quarter of 2007.  Revenue at its gas station was $1,520,770 for the quarter ending March 31, 2008 compared to sales of $1,031,566 in the same quarter of 2007 or an increase of 47% over March, 2007. In addition in the March 31, 2007 quarter, two of the largest customers, Taiyuan Yanyu Oil Supply Company Limited and Taiyuan City XiShan Gujiao Material and Oil Storage Labor Service Departments representing approximately $8 million dollars in revenues, was shipped earlier than required by the customers and was reflected in the second quarter, December 31, 2007 quarterly financial results. For nine months ending March 31, 2008, revenues were $108,697,168, an increase of $60,368,703 or approximately 84.7% as compared to $71,238,419 for the same period in March 31, 2007. This increase was the result of additionally new gas stations accounts, increase sales at its company-owned gas stations and stronger overall demand for petroleum products.  Diesel sales were $55,315,113 an increase of $19,733,097 or approximately 55.5% in the nine month period compared to $35,582,016 in the nine month period ending March 31, 2007. Gasoline sales were $32,561,668, an increase of $11,214,567 or approximately 52.5% compared to gasoline sales of $21,347,101 in nine month ending March 31, 2007.   Further, revenues for the nine month ending March 31, 2008 was $4,562,310 compared to revenue of $3,094,698 or an increase of $1,4676,612 or an increase of approximately 47.4%. In addition the increase was the result of agency fees increase of $4,200,371 or an increase of approximately 71.0% to $10,115,682 in March, 2008 compared to agency revenues of $5,915,311 for the nine month period March of 2007. Agency fees increased due to the addition of several new gas companies not possessing the required license to buy direct from refineries.   We purchase petroleum on their behalf and arrange delivery for them.  The China government continues to grant licenses to other wholesalers to buy direct. Thus, we anticipate that agency fees will be reduced in the future unless we are able to obtain new customers that want to go direct but do not have the required license.  The increase of petroleum products for the six month period was mainly due to the following factors:  the population in China in general has become wealthier; as a result, the demand for petroleum has increased and the economy in Shanxi Province where the Company's major customers are continued to experience growth. Management expects growth in 2008 to remain strong due to (i) continued strong growth in the China economy, (ii) a continued improvement in the wealth of its citizens, and (iii) business strategy of increasing storage for our products.

Cost of Goods Sold

Cost of goods sold for the quarter ending March 31, 2008 increased by $10,389,706 or 84.7% to $22,653,366 as compared to $12,263,660 for the three month period in March of 2007. This increase was the result of greater sales. For the nine month period ending March 31, 2008 costs of goods sold was $77,186,866 or an increase of approximately $22,259,584 or approximately 40.5% as compared to costs of goods for March 31, 2007 of $54,927,282. This increase was mainly attributable to the increase of sales revenue.

Gross Profit Margin

Our gross profit margin was 30.2% compared to 18.4% for the three months ending March 31, 2008 and 2007, respectively. The increase in gross margin of 11.8% was the result of an increase in gross margins on diesel from 10.7% in three months ending March 31, 2007 to 30.2% in three months ending March 31, 2008. Additionally, the gross margins on gasoline went from 10.3% in three months ending March 31, 2007 to 22.4% in three months ending March 31, 2008. The increase was the result of strong demand for fuels and a jump in prices of fuel of approximately 13% during the period. Our gross profit margin for the nine month period was 32.3% compared to approximately 22.9% for the nine month period ending March, 2007. The increase in gross margin of 9.4% was the result of an increase in gross margins on diesel from 19.6% in nine months ending March 31, 2007 to 24% in nine months ending March 31, 2008. Additionally, the gross margins on gasoline went from 15.1% in nine months ending March 31, 2007 to 22.3% in nine months ending March 31, 2008. The increase was the result of strong demand for fuels and a jump in prices of fuel of approximately 7% during the period.

Selling General and Administrative Expenses

Selling, general and administrative expenses were $3,058,028 for the quarter ending March 31, 2008, an $2,808,170 increase, compared to $249,858 for the same period in 2007.  For the nine month period ending March 31, 2008 selling, general and administrative expenses were $5,018,265 or an increase of $4,167,602 or approximately 490%, compared to $850,663 for the same period in 2007.  The increases for both the three month and nine month period was due to the increased costs associated with the recapitalization of the company between Longwei Petroleum Investment Holding and Tabatha II, and the addition of 15 new sales personnel and staff to support the company’s growth.

Depreciation and Amortization

Depreciation and amortization expenses were $89,964 for the quarter ending March 31, 2008, an increase of $5,069 over the depreciation expense of $84,895 for the quarter ending March 31, 2007. For the nine month period ending March 31, 2008 depreciation was $269,563 compared to $254,685 for the period ending March 31, 2007. This is an increase of $9,809 or approximately 5.8% for the nine month period.

Income Tax Expenses

We incurred income tax expenses of $1,688,036 for the quarter ending March 31, 2008, an increase of $839,065 or approximately 98.8%, versus $848,971 for the quarter ending March 31, 2008. For the nine month period income taxes were $8,363,238 or an increase of $3,238,075 or approximately 63.2% compared to $5,125,163 in the same period of 2007. The company is governed by the income tax laws of China. The China statutory tax rate is 30% and the local tax rate is 3%.  The increase of taxes in both the three and six month period was attributable to the increase in profit of the Company.

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

Net Income

We earned a net income of $5,064,109 for the quarter ended March 31, 2008, an increase of $3,340,441 or approximately 193.7% as compared to $1,723,668 for the quarter ending March 31, 2007. In the March 31, 2007 quarter, two of the largest customers, Taiyuan Yanyu Oil Supply Company Limited and Taiyuan City XiShan Gujiao Material and Oil Storage Labor Service Departments, representing approximately $8 million dollars in revenues and $2,416,000 in net income, was shipped earlier than required by the customers and was reflected in the second quarter, December 31, 2007 quarterly financial results. Additionally the increase was due to the greater profitability of agency fees which increased $414,722 or an increase of 30.1% as compared to agency profit of $1,794,404 in quarter ending March 31, 2008 compared to gross profit of $1,377,682 in the quarter of 2007.  For the nine month period we earned a net income of $18,133,728, an increase of $7,660,620 or approximately 73.1% as compared to $10,473,036  This increase was the result of increase in prices of petroleum products and the profit that was realized by purchasing some of our inventory 30 to 60 days in advance of petroleum price increases. The price increase was passed to our customers as the result of greater demand.

Additionally, agency fees profit increase of $3,821,586 or an increase of  approximately 76.1% or $8,846,478  for the nine month period ending  March  31, 2008 compared to agency profit of $5,024,892 for the nine month period ending March 31, 2007.

Net Income Margin

Net income margin for the quarter ending March 31, 2008 was approximately 15.5% compared to approximately 11.4% for the quarter ending March 31, 2007. This increase was the result of increase in prices of petroleum products and the profit that was realized by purchasing some of our inventory 30 to 60 days in advance of petroleum price increases. The price increase was passed to our customers as the result of greater demand.

 For the nine month period net income margin was 16.7% compared to approximately 14.7%, an increase of 2.0%. The main reason for the increase was due to the increase in  demand and agency fees described above. Management believes that our future net income margin may decrease between 2 to 3 percent due to the increase of costs associated with being a public company and a possible decline in agency fees.

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

We incurred a foreign currency translation adjustment of $3,076,127 for the quarter ending March 31, 2008 as compared with the foreign currency translation adjustment of $452,555 for the quarter ending March 31, 2007. For the nine month period ending March 31, 2008 we incurred a foreign currency translation adjustment of $5,729,892 compared with the foreign currency translation adjustment of $1,534,797 for the same period in March of 2007.  On July 21, 2005, China reformed its foreign currency exchange policy, revalued RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar. We implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for quarter ending March 31, 2008. We used an exchange rate of 7.02 for assets and liabilities and used the exchange rate of 7.16 for revenues and expenses, compared to the exchange rate of 8.07 in 2007 used in calculating revenue and expenses. Historical exchange rates for shareholders’ equity were used.

Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of shareholders’ equity.  If the RMB appreciates against the U.S. dollar, revenue and expenses would be higher than they would have been if there were no fluctuations in the currencies.  Conversely, if the RMB depreciates against the U.S. dollar, revenue and expenses would be lower than they would have been if there were no fluctuations in the currencies. The exchange rates adopted are as follows:

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of $6,755,094 compared to cash and cash equivalents of $36,271,540 in period ending March 31, 2007. This was the result of a decrease in inventory storage in the period where purchases were made in the subsequent quarter. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

	For the nine months Ending March 31,
	2008	2007
Net cash provided (Used in) by operating activities	$(7,119,168)	$11,192,996
Net cash (used in) investing activities	$(17,353)	-
Net cash provided by (used in) financing activities	2,100,000	-
Effect of exchange rate, changes in cash	$5,731,187	1,534,797
Net increase (decrease) in cash and equivalents	$6,755,094	$36,271,540

Operating Activities:

Net cash used in operating activities was $7,119,168 for the nine month period ending March 31, 2008, compared in the net cash provided of $11,192,996 for the nine month period ending March 31, 2007. This was largely the result of increases in accounts receivables as we provided better terms in appreciation to our long term customers along with advances to our suppliers to lock in quantities and price.

Investing Activities

Net cash used in investing activities was $17,353 compared to zero for the nine month period ending March 31, 2008. This was the result of the purchase of equipment in the period.

Financing Activities:

Net cash used in financing activities was $2,100,000 for the nine month period ending March 31, 2008. There was no cash used for investing activities for the period ending March 31, 2007. This was the result of a fixed convertible note. We completed a convertible note on December 18, 2007, in the amount of $2,100,000 at an interest rate of 4% per annum, with a conversion feature of $0.70 per share (the conversion price) at the option of the investor.  Additionally, warrants were granted at an exercise price of $0.80.  The period for the conversion of the warrants is three years from the date of effectiveness of this registration statement. The convertible note will give the Company $2,100,000. After disbursement of fees and expenses, the Company netted $1,800,000.  Additionally, if all of the warrants are exercised, the Company will receive $1,200,000.

 We have no material commitments for capital expenditures as of March 31, 2008.

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

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the nine months ending March 31, 2008.

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

The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.The Company is currently assessing the impact adoption of SFAS No. 159 will have on its consolidated financial statements.

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

There was no change in the Company's internal control over financial reporting during the nine months ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  May 20, 2008

By: /s/ Wang Junping, Chief Financial Officer

Date:  May 20, 2008