Form 10QSB/A
period 2008-03-31
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2008-05-27
CIK 1111817

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

(a)

The unaudited financial statements of registrant for nine months ended March 31, 2008 , follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

BALANCE SHEETS AS OF MARCH 31, 2008 AND JUNE 30, 2007

UNAUDITED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

UNAUDITED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

BALANCE SHEETS AS OF MARCH 31, 2008 AND JUNE 30, 2007

	March 31, 2008	June 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,755,094	$6,060,428
Accounts receivable	15,469,222	4,908,673
Inventories	23,616,871	17,920,559
Advance to suppliers	41,990,703	27,684,387
Prepaid taxes	-	1,475,158
Total current assets	87,831,890	58,049,205

Property, plant and equipment, net	2,440,797	2,693,006

Total assets	$90,272,687	$60,742,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,823	$460
Convertible notes payable, net of discount of $1,018,787 and $0, respectively	1,104,974	-
Advance from customers	1,415,444	1,739,159
Taxes payable	4,106,679	1,111,332
Other current liabilities	501,869	147,455

Total current liabilities	7,135,789	2,998,406

Total liabilities	7,135,789	2,998,406

STOCKHOLDERS’ EQUITY
Common Stock; no par value, 100,000,000 shares authorized, 75,000,000 and 69,000,000 shares issued and outstanding as of 03 /31/0 8 and 06/30/07, respectively	6,151,294	6,053,269
Additional paid-in capital	1,528,180	-
Retained earnings	66,175,755	48,138,759
Accumulated other comprehensive income	9,281,669	3,551,777

Total stockholders’ equity	83,136,898	57,743,805

Total liabilities and stockholders’ equity	$90,272,687	$60,742,211

See accompanying notes to the financial statements

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

UNAUDITED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Net revenues:
Product sales	$30,213,210	$13,539,605	$98,581,486	$65,323,108
Agency service	2,265,492	1,487,818	10,115,682	5,915,311

	32,478,702	15,027, 423	108,697,168	71,238,419
Cost of revenues
Product sales	22,180,278	12,153,524	75,917,662	54,036,863
Agency service	473,088	110,136	1,269,204	890,419

	22,653,366	12,263,660	77,186,866	54,927,282
Gross profit	9,825,336	2,763, 763	31,510,302	16,311,137

Operating Expenses
Salaries	93,336	48,073	202,998	96,463
Other selling, general and administrative expenses	2,964,692	201,785	4,815,267	754,200
	3,058,028	249,858	5,018,265	850,663
Operating profit	6,767,308	2,513, 905	26,492,037	15,460,474

Other income and (expenses)
Interest income	6,303	58,824	29,157	137, 815
Interest expense	(21,466)	(90)	(24,228)	(90)
Other income/(expense)	(15,163)	58,734	4,929	137, 725

Income before income taxes	6,752,145	2,572,639	26,496,966	15,598,199

Income taxes	(1,688,036)	(848,971)	(8,363,238)	(5,125,163)

Net income	5,064,109	1,723,668	18,133,728	10,473,036

Other comprehensive income
Foreign currency translation adjustment	3,076,127	452,555	5,729,892	1,534,797

Comprehensive income	$8,140,236	$2,176,223	$23,863,620	$12,007,833

Basic net income per share	$0. 07	$0. 02	$0. 25	$0. 15
Weighted average number of shares outstanding	75,000,000	69,000,000	72,643,636	69,000,000

Diluted net income per share	$0. 07	$0. 02	$0. 25	$0. 15
Diluted weighted average number of shares outstanding	76,500,000	69,000,000	73,210,909	69,000,000

See accompanying notes to the financial statements.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2008

	Common stock shares	Common stock amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity

Balance at June 30, 2007	69,000,000	$6,053,269	$-	$48,138,759	$3,551,777	$57,743,805
Recapitalization	6,000,000	98,025	-	(96,732)	-	1,293
Warrants issued with convertible debt	-	-	1,528,180	-	-	1,528,180
Net income for the period	-	-	-	18,133,728	-	18,133,728
Foreign currency translation adjustment	-	-	-	-	5,729,892	5,729,892
Balance at March 31, 2008	75,000,000	$6,151,294	$1,528,180	$66,175,755	$9,281,669	$83,136,898

See accompanying notes to the financial statements.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

	Nine months ended March 31,
	2008	2007
Operating activities
Net income	$18,133,728	$10,473,036
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation	269,563	254,685
Warrant expense	509,393	-
Accrued interest	23,761	-
Accounts receivable	(8,909,617)	2,294,386
Inventory	(3,676,678)	10,429,001
Advance to suppliers	(12,476,177)	(6,397,330)
Other receivable	-	152,963
Accounts payable	5,991	(2,653,003)
Advance from customers	(412,810)	(3,624,721)
Taxes payable	4,442,519	632,482
Other current liabilities	299,849	120,884
Net cash provided by (used in) operating activities	(1,790,478)	11,682,383

Investing activities
Purchase of equipment	(17,353)	-
Net cash used in investing activities	(17,353)	-

Financing activities
Proceeds from the issuance of the convertible notes	2,100,000	-
Net cash used in financing activities	2,100,000	-

Effect of exchange rate changes in cash	402,497	1,045,410

Net increase (decrease) in cash and cash equivalents	694,666	12,727,793

Cash and cash equivalents, beginning of the period	6,060,428	23,543,747

Cash and cash equivalents, end of the period	$6,755,094	$36,271,540

Supplemental disclosure of cash flow information
Cash paid during the period:
Income taxes paid	$6,005,048	$7,049,037

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

There was no impairment of long-lived assets as o f March 31, 2008.

(f)    Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for nine months ended March 31, 2008.

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

March 31, 2008
Period end RMB exchange rate	7.0 1
Average period RMB exchange rate	7.38

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

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51" ("SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

  LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

3.    ACCOUNTS RECEIVABLE

The receivables and allowance balances at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	June 30, 2007
Accounts receivable	$15,469,222	$4,908,673
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$15,469,222	$4,908,673

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

5.    ADVANCE TO SUPPLIERS

The Company has made payments to unrelated suppliers in advance of receiving products and services. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $41,990,703 as of March 31, 2008.

6.    PREP AID TAXES

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

11.    SEGMENT INFORMATION

For the three months ended March 31, 2008
Agency
	Product sales	Service	Total
Revenues	$ 30,213,210	$ 2,265,492	$ 32,478,702
Cost of revenues	$ 22,180,278	$ 473,088	$ 22,653,366
Gross profit	$ 8,032,932	$ 1,792,404	$ 9,825,336

Income from operations	$ 4,974,904	$ 1,792,404	$ 6,767,308
Total assets	$ 90,272,687	$ -	$ 90,272,687
Depreciation	$ 89,964	$ -	$ 89,964

For the three months ended March 31, 2007
Agency
	Product sales	Service	Total
Revenues	$ 13,539,605	$ 1,487,818	$ 15,027, 423
Cost of revenues	$ 12,153,524	$ 110,136	$ 12,263,660
Gross profit	$ 1,386,080	$ 1,377,682	$ 2,763,762

Income from operations	$ 1,136,222	$ 1,377,682	$ 2,513,904
Total assets	$ 59,589,833	$ -	$ 59,589,833
Depreciation	$ 84,895	$ -	$ 84,895

For the nine months ended March 31, 2008
Agency
	Product sales	Service	Total
Revenues	$ 98,581,486	$ 10,115,682	$ 108,697,168
Cost of revenues	$ 75,917,662	$ 1,269,204	$ 77,186,866
Gross profit	$ 22,663,824	$ 8,846,478	$ 31,510,302

Income from operations	$ 17,645,559	$ 8,846,478	$ 26,492,037
Total assets	$ 90,272,687	$ -	$ 90,272,687
Depreciation	$ 269,563	$ -	$ 269,563

For the nine months ended March 31, 2007
Agency
	Product sales	Service	Total
Revenues	$ 65,323,108	$ 5,915,311	$ 71,238,419
Cost of revenues	$ 54,036,863	$ 890,419	$ 54,927,282
Gross profit	$ 11,286,245	$ 5,024,892	$ 16,311,137

Income from operations	$ 10,435,582	$ 5,024,892	$ 15,460,474
Total assets	$ 59,589,833	$ -	$ 59,589,833
Depreciation	$ 254,685	$ -	$ 254,685

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

12.    GEOGRAPHICAL INFORMATION

 The Company's revenues by geographic destination are analyzed as follows:

	For the Three Months Ended March 31,
	2008	2007

PRC	$32,478,702	$15,027, 423
Outside PRC	-	-

Total net revenues	$32,478,702	$15,027, 423

	For the Nine Months Ended March 31,
	2008	2007

PRC	$108,697,168	$71,238,419
Outside PRC	-	-

Total net revenues	$108,697,168	$71,238,419

13.     CONVERTIBLE NOTES

We completed a convertible note agreement on December 18, 2007, in the amount of $2,100,000 at an interest rate of 4% per annum, with a conversion feature of $0.70 per share (the conversion price) at the option of the investor.  Additionally, warrants were granted at an exercise price of $0.80.  The period for the conversion of the warrants is three years from the date of effectiveness of this registration statement. The company received $2,100,000 from the convertible notes. After disbursement of fees and expenses, the Company netted $1,800,000.  Additionally, if all of the warrants are exercised, the Company will receive $1,200,000.  In using the Black- Scholes Calculation the company will have a total expense of $1,528,180 for the life of the convertible notes. The monthly expense is $127,348.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

14.    WARRANTS

There were 1,500,000 warrants outstanding as of March 31, 2008.

At March 31, 2008 the range of warrant prices for shares under warrants and the weighted-average remaining contractual life are as follows:

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

March 31, 2008
Average risk-free interest rate	4.375%
Average expected life	3 years
Expected volatility	78.05%
Expected dividends	0%

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

15.    RESTATEMENT

Subsequent to the issuance of the unaudited consolidated financial statements, management discovered an error related to the presentation of its consolidated statements of cash flows. The result of the restatement is that the material errors in the presentation of the consolidated statements of cash flows have been corrected.

Accordingly, the unaudited consolidated statements of cash flows have been revised as follows:

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

	Nine months ended March 31,
	2008	2008	2007	2007
Operating activities	Restated	Original	Restated	Original
Net income	$18,133,728	$18,133,728	$10,473,036	$10,473,036
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation	269,563	269,563	254,685	254,685
Warrant expense	509,393	1,528,180	-	-
Accrued interest	23,761	(995,026)	-	-
Accounts receivable	(8,909,617)	(10,560,551)	2,294,386	2,351,257
Other receivable	-	-	152,963	-
Inventory	(3,676,678)	(5,696,312)	10,429,001	10,604,174
Advance to suppliers	(12,476,177)	(14,306,316)	(6,397,330)	(6,905,888)
Prepaid Taxes	-	1,475,158	-	161,696
Accounts payable	5,991	240,502	(2,653,003)	(2,678,340)
Advance from customers	(412,810)	(323,715)	(3,624,721)	(3,754,693)
Taxes payable	4,442,519	2,995,347	632,482	592,686
Other current liabilities	299,849	120,274	120,884	94,383
Net cash provided by (used in) operating activities	(1,790,478)	(7,119,168)	11,682,383	11,192,996

Investing activities
Purchase of equipment	(17,353)	(17,353)	-	-
Net cash used in investing activities	(17,353)	(17,353)	-	-

Financing activities
Proceeds from issuance of the convertible notes	2,100,000	2,100,000	-	-
Net cash used in financing activities	2,100,000	2,100,000	-	-

Effect of exchange rate changes in cash	402,497	5,731,187	1,045,410	1,534,797

Net increase (decrease) in cash and cash equivalents	694,666	694,666	12,727,793	12,727,793

Cash and cash equivalents, beginning of the period	6,060,428	6,060,428	23,543,747	23,543,747

Cash and cash equivalents, end of the period	$6,755,094	$6,755,094	$36,271,540	$36,271,540

Supplemental disclosure of cash flow information
Cash paid during the period:
Income taxes paid	$6,005,048	$6,005,048	$7,049,037	$7,049,037

ITEM  2.

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

Results of Operations

Revenue

Revenue for the quarter ending March 31, 2008 was $32,478,702, an increase of $17,451,280 or approximately 116% as compared to $15,027, 423 for the quarter ending March 31, 2007. This increase was due to the addition of several new gas station accounts, an increase of agency fees of $777,674 or an increase of 52.3% and an increase of revenues at its company owned gas station of $489,204. Agency fees for the quarter ending March 31, 2008 were $2,265,492 as compared to agency fees of $1,487,818 in the quarter of 2007.  Revenue at its gas station was $1,520,770 for the quarter ending March 31, 2008 compared to sales of $1,031,566 in the same quarter of 2007 or an increase of 47% over March 2007. In addition in the March 31, 2007 quarter, two of the largest customers, Taiyuan Yanyu Oil Supply Company Limited and Taiyuan City XiShan Gujiao Material and Oil Storage Labor Service Departments, representing approximately $8 million dollars in revenues, was shipped earlier than required by the customers and was reflected in the second quarter, December 31, 2007 quarterly financial results. For nine months ending March 31, 2008, revenues were $108,697,168, an increase of $60,368,703 or approximately 84.7%, as compared to $71,238,419 for the same period in March 31, 2007. This increase was the result of additionally new gas stations accounts, increase sales at its company owned gas stations and stronger overall demand for petroleum products.  Diesel sales were $55,315,113 an increase of $19,733,097 or approximately  55.5% in the nine month period compared to $35,582,016 in the nine month period ending March 31, 2007. Gasoline sales were $32,561,668 an increase of $11,214,567 or approximately 52.5% compared to gasoline sales of $21,347,101 in nine month ending March 31, 2007.   Further, revenues for the nine month ending March 31, 2008 were $4,562,310, compared to revenues of $3,094,698, or an increase of $1,4676,612, or an increase of approximately 47.4%. In addition the increase was the result of agency fees increase of $4,200,371 or an increase of approximately 71.0% to $10,115,682 in March, 2008 compared to agency revenues of $5,915,311 for the nine month period March of 2007. Agency fees increased due to the addition of several new gas companies not possessing the required license to buy direct from refineries.   We purchase petroleum on their behalf and arrange delivery for them.  The China government continues to grant licenses to other wholesalers to buy direct. Thus, we anticipate that agency fees will be reduced in the future unless we are able to obtain new customers that want to go direct but do not have the required license.  The increase of petroleum products for the six month period was mainly due to the following factors:  the population in China in general has become wealthier; as a result, the demand for petroleum has increased and the economy in Shanxi Province where the Company's major customers are continued to experience growth. Management expects growth in 2008 to remain strong due to (i) continued strong growth in the China economy, (ii) a continued improvement in the wealth of its citizens, and (iii) business strategy of increasing storage for our products.

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

Selling General and Administrative Expenses

Selling, general and administrative expenses were $3,058,028 for the quarter ending March 31, 2008, a $2,808,170 increase, compared to $249,858 for the same period in 2007.  For the nine month period ending March 31, 2008 selling, general and administrative expenses were $5,018,265 or an increase of $4,167,602 or approximately 490%, compared to $850,663 for the same period in 2007.  The increases for both the three month and nine month period was due to the increased costs associated with the recapitalization of the company between Longwei Petroleum Investment Holding and Tabatha II, and the addition of 15 new sales personnel and staff to support the company’s growth.

Depreciation and Amortization

Depreciation and amortization expenses were $89,964 for the quarter ending March 31, 2008, an increase of $5,069 over the depreciation expense of $84,895 for the quarter ending March 31, 2007. For the nine month period ending March 31, 2008 depreciation was $269,563 compared to $254,685 for the period ending March 31, 2007. This is an increase of $ 14,878 or approximately 5.8% for the nine month period.

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

Net Income

We earned a net income of $5,064,109 for the quarter ended March 31, 2008, an increase of $3,340,441 or approximately 193.7% as compared to $1,723,668 for the quarter ending March 31, 2007. In the March 31, 2007 quarter, two of the largest customers, Taiyuan Yanyu Oil Supply Company Limited and Taiyuan City XiShan Gujiao Material and Oil Storage Labor Service Departments, representing approximately $8 million dollars in revenues, and $2,416,000 in net income, was shipped earlier than required by the customers and was reflected in the second quarter, December 31, 2007 quarterly financial results. Additionally the increase was due to the greater profitability of agency fees which increased $414,722 or an increase of 30.1% as compared to agency profit of $1,794,404 in quarter ending March 31, 2008 compared to gross profit of $1,377,682 in the quarter of 2007.  For the nine month period we earned a net income of $18,133,728, an increase of $7,660,620 or approximately 73.1% as compared to $10,473, 035   This increase was the result of increase in prices of petroleum products and the profit that was realized by purchasing some of our inventory 30 to 60 days in advance of petroleum price increases. The price increase was passed to our customers as the result of greater demand.  Additionally, agency fees profit increased $3,821,586 or an increase of approximately 76.1% or $8,846,478,  for the nine month period ending  March  31, 2008, compared to agency profit of $5,024,892 for the nine month period ending March 31, 2007.

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

	2008	2007	2006	2005
Year end RMB: exchange rate	7.02	7.61	7.99	8.26
Average yearly RMB: exchange rate	7.16	7.81	8.07	8.26

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

Cash Flow

	For the nine months Ending March 31,
	2008		2007
Net cash provided (Used in) by operating activities	$	(1,790,478)	$11,682,383
Net cash (used in) investing activities		(17,353)	-
Net cash provided by (used in) financing activities		2,100,000	-
Effect of exchange rate, changes in cash		402,497	1,045,410
Net increase (decrease) in cash and equivalents		$6,755,094	$36,271,540

Operating Activities:

Net cash used in operating activities was $ 1,790,478  for the nine month period ending March 31, 2008, compared in the net cash provided of $ 11,682,383 for the nine month period ending March 31, 2007. This was largely the result of increases in accounts receivables as we provided better terms in appreciation to our long term customers along with advances to our suppliers to lock in quantities and price.

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

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS N o. 141R"). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51" ("SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

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

None

Item 6.

Exhibits

The following exhibits are filed herewith:

3(i)

Articles of Incorporation (incorporated by reference from Registration Statement on Form 3(i)Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).

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

Date:  May 27, 2008