Form 10QSB/A
period 2007-12-31
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2008-09-12
CIK 1111817

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes    No X

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 75,000,000 as of January 16, 2008.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

We are filing this amendment on Form 10-QSB to indicate that we are not a shell company.

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

Date:   September 12, 2008