Form 10QSB/A
period 2008-03-31
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2008-09-12
CIK 1111817

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes   NoX

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

Date:  September 12, 2008

By: /s/ Wang Junping, Chief Financial Officer

Date:  September 12, 2008