Form 10-K
period 2008-06-30
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2008-10-01
CIK 1111817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

[  ]   TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

 (Exact name of registrant as specified in its charter)

Colorado	0-31751	84-1536518
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

No.30 Guanghua Street, Xiaojingyu Xiang, Wanbailin District Taiyuan City, Shanxi Province, Shanxi, China 030024
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (303) 885-5501

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes [ ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]                                                           Accelerated Filer [  ]

Non-Accelerated Filer [  ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 is approximately $10,807,500

State issuer's revenues for its most recent fiscal year: $143,788,476.

The number of shares outstanding of the issuer's classes of Common Stock as of September 15 , 2008:

Common Stock, no par value, 76,205,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

NONE

INDEX OF CONTENTS

PART 1

4

ITEM 1.

BUSINESS

4

ITEM 1A.

RISK FACTORS

5

ITEM 1B.

UNRESOLVED STAFF COMMENTS

12

ITEM 2.

PROPERTIES

13

ITEM 3.

LEGAL PROCEEDINGS

13

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

PART II

14

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  14

ITEM 6.

SELECTED FINANCIAL DATA

14

SELECTED CONSOLIDATED FINANCIAL DATA

14

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  16

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

16

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

27

ITEM 8.

FINANCIAL STATEMENTS

28

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 AND 2007

30

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

31

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

31

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED JUNE 30, 2008 AND 2007  32

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2008 and 2007

34

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  49

ITEM 9A.

CONTROLS AND PROCEDURES

49

ITEM 9B.

OTHER INFORMATION

50

PART III

51

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  51

ITEM 11.

EXECUTIVE COMPENSATION

53

SUMMARY COMPENSATION TABLE

54

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

55

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  55

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

56

PART IV

57

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

57

SIGNATURES

59

PART 1

ITEM 1.

BUSINESS

Corporate History

We were incorporated under the laws of the State of Colorado on March 17, 2000, under the name of Tabatha II, Inc. We changed our name to Longwei Petroleum Investment Holding Limited ( “ Longwei ” ) on October 12, 2007. We were formed as a "blind pool" or "blank check" company, with no meaningful assets or liabilities, whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. In furtherance of our business plan, we voluntarily elected to become subject to the periodic reporting obligations of the Securities Exchange Act of 1934 by filing a registration statement on Form 10SB.     Prior to October 16, 2007, our only business activities were the organizational activities described above, including registration under the Securities Exchange Act of 1934, and efforts to locate a suitable business opportunity for acquisition.  On October 16, 2007, we entered into a share exchange agreement where we completed the acquisition of Longwei Petroleum Investment Holding Limited (“Longwei BVI”), a British Virgin Islands corporation by acquiring all of the issued and outstanding common stock of Longwei BVI in exchange for common shares in Longwei.

Upon closing, we acquired all of the issued and outstanding shares of common stock of Longwei Petroleum Investment Holding Limited, (“Longwei BVI”), thereby making Longwei BVI a wholly-owned subsidiary. Although Longwei BVI became our wholly-owned subsidiary, the transaction was accounted for as a recapitalization of Longwei BVI, whereby Longwei BVI is deemed to be the accounting acquirer and is deemed to have adopted our capital structure.

 Longwei BVI owns all of the issued and outstanding stock of Taiyuan Yahua Energy Conversion Co., Ltd., (“Taiyuan Yahua”) a Chinese limited liability company, which is in turn the sole shareholder of Taiyuan Longwei Economy & Trading Co., Ltd. (“Taiyuan Longwei”).   There are no pre-existing affiliations or relationships between Longwei and Longwei BVI.

The Company

We purchase diesel, gasoline, fuel oil and kerosene from various suppliers. As a licensed intermediary, we seek to earn profits by buying diesel gasoline fuel oil and kerosene at competitive prices and selling them to other wholesalers. In addition, we also earn revenue by the ownership of a gas station located on our property and by acting as a purchase agent where we charge an agency fee, a fee which is charged to other wholesalers who do not have a license to purchase directly from refineries. We feel that a possible risk is that the Chinese government might permit other wholesalers to buy directly from the refineries. This will have a negative impact on our fees which represent approximately 6.8% of our sales in year ending June 30, 2008 and approximately 8.3% of our sales in year ending June 30, 2007. Thus far this year we have seen an impact of a 1.5% decline in agency fees when examined as a percentage of revenue. The company will continue to seek new wholesalers without a license and without sufficient storage capability who wish to use our services. The cost of our products is largely dependent on the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond our control. When sudden and significant increases occur in the cost of fuel and lubricant products, we may not be able to pass on these increases through timely price increases to our customers. The timing of passing these costs through to our customers can significantly affect our margins. The affect of lower crude oil prices, after the sale for a short time of higher priced inventory on hand at the time of the price decrease, reduces the cost of the products which in turn improves profit margins.  Crude prices continue to rise. We will attempt to increase inventory if our storage capacity is able if there is a sudden drop in fuel prices. Fuel oil is a liquid petroleum product that is burned in a furnace or boiler for the generation of heat or used in an engine for the generation of power.  Solvents are unrefined petroleum products used in paint, dry-cleaning solvents, solvents for cutback asphalts and solvents for the rubber industry. We transport and market these products to other wholesale buyers. Our primary customers are large-scale gas stations, which represent 55% of our sales and which are located in Taiyuan City in the Shanxi Province of China.  They primarily buy diesel and gasoline. The China economy continues to grow. We see demand for petroleum products remaining strong into the foreseeable future.  Our second largest group of customers is coal plants and power supply companies which use diesel, gasoline and fuel oil for heat and power along with our solvents; these comprise 35% of our business. This group of customers will continue to remain strong as our local economy continues to grow and additional power plants are built to support the growth in China in Shanxi Province. Our third largest customer is the small, independent gas station which represents 10% of our total sales.  These stations buy gasoline and diesel from us. This group of customers will continue to grow due to more of the local population buying cars.

We currently have 14 storage tanks that allow us to store 50,000 metric tons of our products. In order to expand, we will have to increase storage capacity, which means more tanks. The company is examining the cost of various types and sizes of storage tanks.  In addition, we own our own rail system to transport our products to our customers.  On December 18, 2007, the Company raised $2,100,000 in the form of convertible notes. The purchasers were qualified institutional buyers or institutional investors.  The note is convertible at $.70 per share at the option of the investor. After disbursement of fees and expenses, the Company netted $1,800,000. These funds will be used to increase storage capacity and pay for the additional costs of being a public company. Additionally, warrants to purchase 1,500,000 shares were granted at an exercise price of $.80 per share.  The funds from the warrant exercise will be used to increase storage capacity and for general corporate purposes.

We have been granted a Finish Oil Wholesale license, which allows our company to sell to others in the wholesale business and users of gasoline, fuel oil and diesel oil.  This license is granted by the People’s Republic of China   In addition, we also have a special license for Dangerous Chemical Products Businesses that allows us to handle or transport gasoline and diesel oil.  The Finish Oil Wholesale License allows us to sell our products. There is no expiration date on this license.  The Dangerous Chemical Products Businesses license is renewed every three years.  The People’s Republic of China’s constitution states that all mineral and oil resources belong to the State.  Without these licenses, we would not be allowed to sell our products.

ITEM 1A.

RISK FACTORS

We face risks in operating our business, including risks that may prevent us from achieving our business objectives or that may adversely affect our business, financial condition and operating results. Risks relating to our business and industry include, among others: our ability to attract new customers; our ability to maintain our gross margin of petroleum products and petroleum product purchases, and competition and competitive factors in the markets in which we compete.  See below for additional information on risks related to our business.

Risks Related to Our Business

ECONOMIC AND INDUSTRY FACTORS BEYOND OUR CONTROL, INCLUDING PRODUCTION LEVELS OF CRUDE OIL/PETROLEUM PRODUCTS, CAN ADVERSELY AFFECT OUR GROSS MARGIN.

Our ability to pay company expenses depends primarily on our gross margin.  The gross margin is the difference between the sales price of our products, which include gasoline, diesel, kerosene and fuel oil, and the cost of the products that we purchase. These include handling charges, transportation and refinery costs.  The ability to generate margins in the petroleum marketing and trading business is not tied to the absolute price of crude oil, but is generated by differences between the price at which crude oil and our petroleum products are sold and the price paid, as well as other costs incurred in the purchase, refining and transportation of our petroleum products.  In addition, our gross margins are affected by many factors beyond our control, including:

o

the performance of the Chinese economy and the global economy:

o

the volumes of crude oil and petroleum products produced in the areas we serve:

o

the demand for petroleum products by our customers:

o

the prices of crude oil and refined products (diesel and gasoline):

o

petroleum products sold by our competitors:

o

the competitive position of alternative energy sources and:

o

the availability of crude oil/petroleum products from our suppliers.

IF WE CANNOT MAINTAIN OUR SUPPLY OF PETROLEUM PRODUCTS, IT WILL AFFECT OUR ABILITY TO PAY OUR DEBT AND COMPANY EXPENSES.

Our profitability depends in part on our ability to maintain supply of our products.  The amount of drilling and production will depend in large part on crude oil prices.  To the extent that low crude oil/petroleum prices result in lower volumes of crude oil/petroleum products available for purchase, we may experience shortages of our product.  In addition, a sustained depression in crude oil/petroleum prices could result in the bankruptcy of some of our suppliers and refineries.

OUR ABILITY TO MAINTAIN AND INCREASE OUR PROFITABILITY AND CASH FLOW WILL DEPEND ON OUR SUCCESS IN MAKING WISE DECISIONS REGARDING SOURCES OF SUPPLY AND DEMAND FOR PETROLEUM PRODUCTS.

Our skill in purchasing, handling, transporting and storing our products, and our ability to respond to changes in the market will affect our profitability and cash flow.  The marketing and trading of our petroleum products requires detailed current knowledge of our petroleum products suppliers and customers, and a familiarity with a number of factors, including:

o

individual customer demand for specific grades of petroleum:

o

area market price structures for the different grades of petroleum products:

o

location of our customers:

o

availability of transportation facilities, and

o

timing of purchases and costs involved in delivering our products to our customers.

WE DEPEND ON A FEW SUPPLIERS FOR MOST OF OUR SUPPLIES.  THEREFORE, THE LOSS OF ANY SUPPLIER CAN HAVE AN ADVERSE AFFECT ON OUR BUSINESS

Historically, our five largest suppliers which currently constitute 10% or greater of the Company's purchasing volume are:

Company	2008	2007

Yanlian Industry Group selling division	11.23%	26%
Tuha Oil Exploring and Exploiting Headquarters	13.29%	20%
Xian Oil Chemical Assembling Factory	4.9%	11%
Alashankou Baoli Trading Company Limited	8.7%	10%
Alashankou Dacheng Company Limited	1.01%	10%
Tianjin Dagang Jingyu Industry Company Limited	13.29%	9%
Panjin Jinjiang Oil Chemical Company Limited	22.07%	7%

The loss of any supplier could adversely affect our ability to get our petroleum products, thus affecting our sales and profitability.

CHANGES IN ENVIRONMENTAL AND OTHER REGULATORY COSTS COULD AFFECT OUR REVENUE AND PROFIT.

Under its current leadership, the Chinese Government has been pursuing environmental reform policies.  Changes in environmental regulation could put restrictions and limitations on some of our storage, transportation and handling activities that may impact the environment.  This could include disposal of waste, handling of chemical substances, and storing of our petroleum products.  Those policies that place environmental restrictions and limitations on our business would increase our operating costs for us, and for our suppliers.  We will attempt to anticipate future regulatory requirements that might be imposed, and to plan accordingly in order to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.

IN THE EVENT THAT WE LOSE OUR LICENCES GRANTED BY THE CHINESE GOVERNMENT WE WILL NOT BE ALLOWED TO SELL OUR PRODUCTS.

We have been granted a Finish Oil Wholesale license, which allows our company to sell petroleum products to other wholesales and users of gasoline, fuel oil and diesel oil.  This license is granted by the People’s Republic of China   In addition, we also have a special license for Dangerous Chemical Products Businesses that allows us to handle or transport gasoline and diesel oil. There is no expiration date on the Finish Oil Wholesale license but this could be changed by the Chinese government under the condition that we no longer have adequate storage facilities or equipment to carry out our business.  The Dangerous Chemical Products Businesses license is renewed every three years.  The People’s Republic of China’s constitution states that all mineral and oil resources belong to the State.  Without these licenses, we would not be allowed to sell our products and we would be unable to survive in our present business.

THE CHINA GOVERNMENT MIGHT EXPAND AND GRANT LICENSES TO BUY DIRECTLY FROM REFINERIES TO OTHER WHOLESALERS IN OUR REGION.

The Chinese government recently has begun granting licenses to other wholesalers this will have a negative affect on our agency fees or a fee that is charged to other wholesalers that do not have a license to purchase directly from refineries. Our agency fees represented 6.8% of our sales in year ending June 30, 2008 and 8.3% of our sales in June 30, 2007. A decrease in our agency fees will have a negative impact on both sales and profits.

OUR OPERATING RESULTS MAY FLUCTUATE, WHICH MAKES OUR RESULTS DIFFICULT TO PREDICT AND COULD CAUSE OUR RESULTS TO FALL SHORT OF EXPECTATIONS.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control.  Therefore, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of our future performance.  Our quarterly and annual expenses as a percentage of our revenues may be significantly different from our historical or projected rates.  Our operating results in future quarters may fall below expectations.

THE LOSS OF OUR CHIEF EXECUTIVE OFFICER OR ANY INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL COULD IMPAIR OUR ABILITY TO MAINTAIN OR EXPAND OUR BUSINESS.

Cai Yongjun, our Chief Executive Officer, founded Taiyuan Longwei in 1995.  In China, business is often driven by personal relationships, and many of our customers and suppliers have been working with Mr. Cai for many years.  For this reason, we believe our future success depends to a significant extent on the continued services of Mr. Cai, and we would be at a severe competitive disadvantage if we were to lose his services.  We do not maintain key person life insurance on any of our executive officers, including Mr. Cai, and have no current plans to purchase any in the future.

Our future success will also depend on our ability to attract, retain and motivate personnel to oversee our operations and to insure that we continue to supply our customers in a timely and cost-effective manner.

IF WE DO NOT HAVE SUFFICIENT CAPITAL RESOURCES OR OPPORTUNITIES FOR EXPANSION, OUR GROWTH WILL BE LIMITED.

We will require additional working capital to support our long-term business plan, which includes increasing our storage capacity by buying additional storage tanks.  Our working capital requirements and the cash flow provided by future operating activities will vary from quarter to quarter, depending on the volume of business during the period and payment terms with our customers.  We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing, or other sources.  Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities.  In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future.  If we are unable to raise additional financing, we may be unable to implement our long-term business plan of adding additional storage capacity to meet customer demand for our products, take advantage of future opportunities, or respond to competitive pressures on a timely basis, if at all.

WE SOMETIMES EXTEND CREDIT TO OUR CUSTOMERS.  FAILURE TO COLLECT THE TRADE RECEIVABLES OR UNTIMELY COLLECTION COULD AFFECT OUR LIQUIDITY.

We extend credit to some of our customers while requiring no collateral. Generally, our customers pay within 30 days of delivery. We perform ongoing credit evaluations of our customers’ financial condition and usually have no difficulties in collecting our payments. However, if we encounter future problems collecting amounts due from our clients, or if we experience delays in the collection of amounts due from our clients, our liquidity could be negatively affected.

OUR BUSINESS IS SUBJECT TO PRICING VOLATILITY OF THE PETROLEUM MARKETS.

Many of our petroleum and fuel-oriented products are commodities which are refined and distributed by numerous sources. We purchase fuel delivered to our customers from multiple suppliers at market prices. We monitor fuel prices and trends in each of our markets on a daily basis and seek to purchase our supply at the lowest prices and under the most favorable terms. Commodity price risk is mitigated since we purchase and deliver our fuel supply daily and utilize cost-plus pricing to our customers. If we cannot pass on the cost-plus pricing to our customers, margins would decrease and a loss could be incurred. We have not engaged in derivatives or futures trading to hedge fuel price movements. In addition, diesel fuel, gasoline and propane may be subject to supply interruption due to a number of factors, including natural disasters, refinery and/or pipeline outages and labor disruptions. The reduction of available supplies could impact our ability to provide bulk-fueling services and impact our profitability.

SUDDEN OIL AND GAS PRICE INCREASES DUE TO, AMONG OTHER THINGS, OUR INABILITY TO OBTAIN ADEQUATE QUANTITIES FROM OUR USUAL SUPPLIERS, MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

Our profitability in the fuel distribution business is largely dependent on the difference between our wholesale cost and retail price. Our products are a commodity, and the unit price we pay is subject to volatile changes in response to changes in supply or other market conditions over which we have no control. The supply from our usual sources may be interrupted due to reasons that are beyond our control. As a result, the cost of acquiring our fuels from other suppliers might be materially higher, at least on a short-term basis. Since we may not be able to pass on to our customers immediately, or in full, all increases in the wholesale cost of fuel, these increases could reduce our profitability.

ENERGY EFFICIENCY, GENERAL ECONOMIC CONDITIONS AND TECHNOLOGY ADVANCES HAVE AFFECTED AND MAY CONTINUE TO AFFECT DEMAND FOR OUR PRODUCTS AND SERVICES BY OUR CUSTOMERS.

The national trend toward increased conservation and technological advances, including fuel-efficient vehicles, may adversely affect the demand for our products and services by our customers which, in turn, may result in lower sales volumes to our customers. In addition, recent economic conditions may lead to additional conservation by customers to further reduce their fuel consumption. Future technological advances in conservation and fuel consumption may adversely affect our financial condition and results of operations.

WE HAVE VERY FEW WRITTEN AGREEMENTS WITH OUR CUSTOMERS AND OUR CUSTOMERS COULD TERMINATE OUR SERVICES AT ANY TIME AND FOR ANY REASON.

We do not have formal length of service written contracts with the majority of our customers. As a result, most of our customers can terminate our services at any time and for any reason, and we can similarly discontinue service to any customer. We may discontinue service to a customer if changes in the service conditions or other factors cause us not to meet our minimum level of margins and rates, and the pricing or delivery arrangements cannot be re-negotiated. As a result of this absence of written agreements, our business, results of operations and financial condition could be materially adversely affected if we were to experience a high rate of customer losses.

WE ARE SUBJECT TO OPERATING HAZARDS THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS TO THE EXTENT NOT COVERED BY INSURANCE.

Our operations are subject to operating hazards and risks normally associated with handling, storing and delivering combustible liquids such as oil, gasoline and propane. As a result, we may be subject to claims related to these operating hazards arising in the ordinary course of business.  We do carry business insurance but we cannot guarantee that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage, or that these levels of insurance will be available at economical prices.

OUR GROWTH COULD STRAIN OUR PERSONNEL AND INFRASTRUCTURE RESOURCES, AND IF WE ARE UNABLE TO IMPLEMENT APPROPRIATE CONTROLS AND PROCEDURES TO MANAGE OUR GROWTH, WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN.

We are currently experiencing a period of rapid growth, which has placed, and will continue to place, a significant strain on our management, administrative, and operational and financial infrastructure.  Our success will depend in part upon the ability of our senior management to manage this growth efficiently.  To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we will be unable to execute our business plan.

WE MAY BE UNABLE TO COMPETE EFFECTIVELY.

We compete with other fuel providers, including several national, regional, and numerous small independent operators who provide these products. Many of our competitors are larger and have more resources than we do. Our ability to compete is dependent on numerous factors, including price, delivery dependability, credit terms, service locations, and quality.

OUR PRINCIPAL SHAREHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER OUR BUSINESS AND THEIR INTERESTS MAY DIFFER FROM THE INTERESTS OF OTHER SHAREHOLDERS.

Our principal shareholders are Cai Yongjun, our CEO and Chairman, and Xue Yongping, our Secretary and a director, who each beneficially own 34,500,000, or a total of 69,000,000 of our common stock, or approximately 91% of our voting stock. Therefore, Mr. Cai and Mr. Xue have the ability to substantially influence the outcome of matters submitted to our shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all, or substantially all of our assets), and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

RISKS RELATED TO DOING BUSINESS IN CHINA

ECONOMIC, POLITICAL, LEGAL AND SOCIAL UNCERTAINTIES IN CHINA COULD HARM OUR FUTURE INTERESTS IN CHINA.

All of our future business projects and plans are expected to be located in China. As a consequence, the economic, political, legal and social conditions in China could have an adverse effect on our business, results of operations, and financial condition. The legislative trend in China over the past decade has been to enhance the protection afforded to foreign investment and to allow for more active control by foreign parties of foreign invested enterprises. There can be no assurance, however, that legislation directed towards promoting foreign investment will continue. More restrictive rules on foreign investment could adversely affect our ability to expand our operations in China or repatriate any profits earned there. Some of the changes that could adversely affect us include:

-

level of government involvement in the economy;

-

control of foreign exchange;

-

methods of allocating resources;

-

balance of payments position;

-

international trade restrictions; and

-

international conflicts

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or “OECD,” in many ways. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

THE LEGAL ENVIRONMENT IN CHINA IS UNCERTAIN AND YOUR ABILITY TO LEGALLY PROTECT YOUR INVESTMENT COULD BE LIMITED.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign-owned enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. For example, on March 16, 2007, the PRC adopted new property and corporate income tax laws, and the implications of these new laws are uncertain as of the date of this report. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign-invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to effect service of process in the United States, or to enforce a judgment obtained in the United States against us or any of these persons.

BECAUSE OUR PRINCIPAL ASSETS ARE LOCATED OUTSIDE OF THE U.S. AND ALL OF OUR DIRECTORS AND OFFICERS RESIDE OUTSIDE OF THE U.S., IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE THEIR RIGHTS BASED ON U.S. FEDERALSECURITIES LAWS AGAINST US AND OUR OFFICERS AND DIRECTORS IN THE U.S. OR TO ENFORCE A U.S.COURT JUDGMENT AGAINST US OR THE M IN THE PEOPLE’S REPUBLIC OF CHINA.

All of our directors and officers reside outside of the U.S. In addition, Taiyuan Longwei, our operating subsidiary, is located in the People’s Republic of China and substantially all of its assets are located outside of the U.S. It may therefore be difficult or impossible for investors in the U.S. to enforce their legal rights based on the civil liability provisions of the U.S. federal securities laws against us in the courts of either the U.S. or the People’s Republic of China and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in the People’s Republic of China courts. Further, it is unclear if extradition treaties now in effect between the U.S. and the People’s Republic of China would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. federal securities laws or otherwise.

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH WE MUST CONDUCT OUR BUSINESS ACTIVITIES.

China has only recently permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised, and continues to exercise, substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters.   We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to renew our Dangerous Chemical Products Business license or our Finish Oil Wholesale license, licenses which allow our company to handle gasoline and oil and to engage in the wholesale business of gasoline, diesel oil and kerosene respectively, would have an adverse effect on our business. In addition, returning to a more centrally planned economy, or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

FUTURE INFLATION IN CHINA MAY INHIBIT OUR ACTIVITY TO CONDUCT BUSINESS IN CHINA.

In recent years, the Chinese economy has experienced periods of rapid expansion and widely fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby impact the cost of crude oil and petroleum products affecting our cost and perhaps demand for our products.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE OUR REVENUES EFFECTIVELY.

The majority of our revenues will be settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including the restriction that foreign-invested enterprises may only buy, sell, or remit foreign currencies after providing valid commercial documents, and only at those banks in China authorized to conduct foreign exchange business. We cannot be certain that in the future the Chinese regulatory authorities will not impose more stringent restrictions on the Company's ability to convert RMB into the U.S. dollar.

THE VALUE OF OUR SECURITIES WILL BE AFFECTED BY THE FOREIGN EXCHANGE RATE BETWEEN THE U.S. DOLLARS AND RENMINBI.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into RMB for our operational needs, should the RMB appreciate against the U.S. dollar at that time, our financial position, the business of our Company, and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes, should the U.S. dollar appreciate against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

ACCOUNTING LAWS IN CHINA MANDATE ACCOUNTING PRACTICES WHICH MAY NOT BE CONSISTENT WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND THEREFORE OUR FINANCIALS AND THEIR INTERPRETATION INVOLVE UNCERTAINTIES.

The PRC accounting laws require an annual “statutory audit” to be performed in accordance with PRC accounting standards and the books of foreign invested enterprises to be maintained in accordance with Chinese accounting laws. These Chinese accounting practices may not be consistent with U.S. generally accepted accounting principles. Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities. Noncompliance with such requirements may cause revocation of our business license. The translation of the financial statements from the requirements of the PRC to US GAAP requires interpretation and exercise of judgment.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our company is located on 32,964 square feet of land. On this property we have 14 storage tanks, along with the various buildings listed below. The company has a railway line located on its property. ..  It starts from the Taiyuan railway office, Yinjing Station, to Longwei's company station, extending 16,278 linear feet from station to station.  This rail system services some of our major customers.  All of our property is located in the Shanxi Province in China.  The storage tanks are in excellent condition, and maintenance is provided on a regular basis by our own employees.  Each storage tank can hold approximately 5,000 metric tons of petroleum. If all of the company's tanks are full, they can hold up to 70,000 metric tons of petroleum.  50,000 metric tons of petroleum generates approximately $40,000,000 in revenue.

BUILDING	MATERIAL	BUILDING AREA (Square Foot)	ORIGINAL COST

Office Building	Brick+Concrete	3894.05	34,107
Boiler Room	Brick+Concrete	1769.47	14,616
Power Distribution Room	Brick+Concrete	640.33	4,787
Warehouse	Brick+Concrete	736.69	2,330
New Office Building	Brick+Concrete+Frame	12379.5	199,976
Control Room	Brick+Concrete	134.68	955
Dispatching Trestle	Brick+Concrete	295.81	5,581
Light Oil Pump Room	Brick+Concrete	1202.58	8,532
Dispatching Pump Room	Brick+Concrete	970.60	6,869
Laboratory	Brick+Concrete	799.42	5,688
Oil Discharge Pump Room	Brick+Concrete	2033.21	14,435
Oil Discharge Pump Room	Brick+Concrete	761.94	5,788
Fire Protection Pump Room	Brick+Concrete	1334.77	9,444
Maintenance Office	Brick+Concrete	513	3,638
Construction	Brick+Concrete	2628.18	20,212
Viscous Oil Pump Room	Brick+Concrete	2611.44	20,096
Lobby	Brick+Concrete	260.71	1,846
Tank Foundation	Brick+Concrete	8 items	1,793,595
Gas Station	Brick+Concrete		256,679

TOTAL			2,409,175

ITEM 3.

LEGAL PROCEEDINGS

Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended June 30, 2008.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock is not listed on any national securities exchange, the NASDAQ stock market or the OTC Bulletin Board. There is no trading symbol for the common stock.

(b) Stockholders of Record

As of June 30, 2008, there are 52 shareholders of record.

(c)  Dividend Policy

We have never declared or paid cash dividends. Our Board of Directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

(d) Securities Authorized for Issuance under Equity Compensation Plans

In the fiscal year ending June 30, 2008, 1,801,666 shares were issued to various consultants as part of the re-capitalization.

Additionally, on May 27, 2008, 1,205,000 were issued to holders of the convertible notes for the registration withdrawal penalties.

ITEM 6.

SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements of Longwei and the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K. The statement of operations data for the years ended June 30, 2008, 2007 and 2006 , and the balance sheet data for the years ended June 30, 2008, 2007 and 2006 have been audited by Child, Van Wagoner & Bradshaw, PLLC , independent registered public accounting firm.

(All amounts in thousands of U.S. dollars, except per share data)

		June 30, 2008	June 30, 2007	June 30, 2006	June 30, 2005	June 30, 2004
Statement of operations data:

Revenues		$ 143,788	$ 93,762	$ 93,082	$ 40,864	$ 39,492

Cost of sales		106,801	75,597	70,734	28,126	27,135

Gross profit		36,987	18,165	22,348	12,738	12,357

Other income and (expenses)		(856)	189	105	48	0

Operating expenses		5, 755	448	505	434	2,508

Income before taxes		30, 376	17,906	21,948	12,352	9,849

Income taxes		(9,661)	(5,911)	(7,245)	(4,076)	(3,256)

Net income		20,715	11,995	14,703	8,276	6,593

Basic net income per share		.28	$ .17	$ .21	.12	.10

Diluted net income per share		.27	$ .17	$ .21	.12	.10

Weighted average number of shares outstanding - basic		73,341,448	69,000,000	69,000,000	69,000,000	69,000,000

Diluted weighted average number of shares outstanding		75,738,989	69,000,000	69,000,000	69,000,000	69,000,000

Cash dividend declared per common share		-	-	-	-	-

Cash flows data:
Net cash flows provided by operating activities		$ (171)	$ (18,178)	$ 4,388	11,654	6,450
Net cash flows used in investing activities		(28)	(3)	-	-	-
Net cash flows provided by financing activities	2,100	-	-	-	-
Balance sheet data:
Cash and cash equivalents		8,633	$ 6,060	$ 23,544	$ 18,487	6,010
Current Assets		90,831	58,049	50,426	24,329	15,709
Total assets		93,469	60,742	53,328	36,268	26,766

Total current liabilities		4,927	2,998	10,062	8,788	7,562
Long term liability		-	-	-	-
Total liabilities		4,927	2,998	10,062	8,788	7,562

Total stockholders’ equity		88,541	57,744	43,266	27,480	19,204

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-K, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. These and other factors may cause our actual results to differ materially from any forward-looking statement.  We caution you not to place undue reliance on these forward-looking statements.  Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Company Overview

We purchase diesel, gasoline, fuel oil and kerosene from various suppliers. As a licensed intermediary, we seek to earn profits by buying diesel gasoline fuel oil and kerosene at competitive prices and selling them to other wholesalers. In addition, we also earn revenue by the ownership of a gas station located on our property and by acting as a purchase agent where we charge an agency fee, a fee which is charged to other wholesalers who do not have a license to purchase directly from refineries. We feel that a possible risk is that the Chinese government might permit other wholesalers to buy directly from the refineries. This will have a negative impact on our fees which represent approximately 6.8% of our sales in year ending June 30, 2008 and approximately 8.3% of our sales in year ending June 30, 2007. Thus far this year we have seen an impact of a 1.5% decline in agency fees when examined as a percentage of revenue.  The Company will continue to seek new wholesalers without a license and without sufficient storage capability who wish to use our services. The cost of our products is largely dependent on the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond our control. When sudden and significant increases occur in the cost of fuel and lubricant products, we may not be able to pass on these increases through timely price increases to our customers. The timing of passing these costs through to our customers can significantly affect our margins. The affect of lower crude oil prices, after the sale for a short time of higher priced inventory on hand at the time of the price decrease, reduces the cost of the products which in turn improves profit margins.  Crude prices continue to rise. We will attempt to increase inventory if our storage capacity is able if there is a sudden drop in fuel prices. Fuel oil is a liquid petroleum product that is burned in a furnace or boiler for the generation of heat or used in an engine for the generation of power.  Solvents are unrefined petroleum products used in paint, dry-cleaning solvents, solvents for cutback asphalts and solvents for the rubber industry. We transport and market these products to other wholesale buyers.  Our primary customers are large-scale gas stations, which represent 55% of our sales and which are located in Taiyuan City in the Shanxi Province of China.  They primarily buy diesel and gasoline. The China economy continues to grow. We see demand for petroleum products remaining strong into the foreseeable future.  Our second largest group of customers is coal plants and power supply companies which use diesel, gasoline and fuel oil for heat and power along with our solvents; these comprise 35% of our business. This group of customers will continue to remain strong as our local economy continues to grow and additional power plants are built to support the growth in China in Shanxi Province. Our third largest customer is the small, independent gas station, which represents 10% of our total sales.

These stations buy gasoline and diesel from us. This group of customers will continue to grow due to more of the local population buying cars.

We currently have 14 storage tanks that allow us to store 50,000 metric tons of our products. In order to expand we will have to increase storage capacity, which means more tanks. The company is examining the cost of various types and sizes of storage tanks.  In addition, we own our own rail system to transport our products to our customers.  On December 18, 2007, the Company raised $2,100,000 in the form of convertible notes. The purchasers were qualified institutional buyers or institutional investors.  The note is convertible at $.70 per share at the option of the investor. After disbursement of fees and expenses, the Company received net proceeds of $1,800,000. These funds will be used to increase storage capacity and pay for the additional costs of being a public company. Additionally, warrants to purchase 1,500,000 shares were granted at an exercise price of $.80 per share.  The funds from the warrant exercise will be used to increase storage capacity and for general corporate purposes.

We have been granted a Finish Oil Wholesale license which allows our company to sell to others in the wholesale business and users of gasoline, fuel oil and diesel oil.  This license is granted by the People’s Republic of China   In addition, we also have a special license for Dangerous Chemical Products Businesses that allows us to handle or transport gasoline and diesel oil.  The Finish Oil Wholesale License allows us to sell our products. There is no expiration date on this license.  The Dangerous Chemical Products Businesses license is renewed every three years.  The People’s Republic of China’s constitution states that all mineral and oil resources belong to the State.  Without these licenses, we would not be allowed to sell our products.

Business Strategy

The key components of our business strategy are to:

1) Pursue internal growth by attracting new customers.  We seek to identify and pursue opportunities to expand our customer base across all of our four product lines; diesel, gasoline fuel oil and kerosene.  We believe the key to attracting new customers is through competitive pricing, timely delivery, and the highest quality products.

2) Pursue internal growth by expanding our product storage capacity.  Presently we have 14 storage tanks.  With additional storage tanks we would have the opportunity to meet the demands of larger customers.  By doing so, revenues and profits are expected to increase.

3) Expand Geographically. We identify attractive geographic markets since our licenses allow us to sell our products throughout China. We plan to create new markets by securing at least one major customer once we develop greater storage facilities for our products. Once in a new territory we would seek to expand by targeting new customers in the area who would use our products.

The cost for these tanks is being examined since there is a wide range of prices. Additionally, only preliminary discussions have take place with outside investors located in China to potentially finance the company. As of this date no definitive agreements have been made.

Financial Condition

As of June 30, 2008, the current assets of Longwei were $90,831,174 compared to current assets as of June 30, 2007 of $58,049,205. This represents an increase of $ 32,781,969 or approximately 56.5%. The increase in current assets was the result of increases in accounts receivable s.   A s a result of extending credit to our long-established customers for the first time, a ccounts receivable was $4,908,673 for the year ending June 30, 2007 compared to accounts receivable of $12,134,507 for the year ending June 30, 2008 or an increase of $7,225,834 or approximately 147%.  Additionally, inventory increased from $17,920,559 for year ending June 30, 2007 to $29,052,841 in year ending June 30, 2008, an increase of $11,132,282, or approximately 62% in order to support growth in the company's petroleum products sales. Moreover, cash increased by  $2,572,451 from  $6,060,428 in year ending June 30, 2007 to $8,632,879 due to the result of the completion of a convertible note on December 18, 2007, in the amount of $2,100,000 at an interest rate of 4% per annum, with a conversion feature of $0.70 per share (the conversion price) at the option of the investor.  Additionally, warrants were granted at an exercise price of $0.80.  The period for the conversion of the warrants is three years. The convertible note gave the Company $2,100,000, of which the company netted $1,800,000 after disbursement of fees and expenses. In addition, cash increase due to increased profitability of the company.  The largest increase in current assets was due to a deposit of approximately $12,610,000 for new storage tanks to meet anticipated increased demand for fiscal year 2009.

Current liabilities at June 30, 2008 totaled $4,927,025 compared with $2,998,406 at June 30, 2007. This represents an increase of $ 1,928,619 or 64.3%.  The increase in current liabilities was due to the convertible note for $2,100,000 and an increase of $1,343,891 in taxes payable due which were $1,111,332 in year ended June 30 2007 compared to $2,455,223 in year ended June 30, 2008, to the increase in profitability for the year ended June 30, 2008. This was partially offset by the decrease of $1, 739 ,159 from advances to customers, due to the company extending credit to our long established customers for the first time.

Total assets were $93,468,500 at June 30, 2008, compared to $60,742,211 at June 30, 2007. The increase of $32,726,289 or 53.9 % was the result of increases in accounts receivable due to new credit terms, greater inventory due to the company’s growth as well as an increase in cash as a result of a convertible note of $2,100,000 and increased profitability.

Results of Operations

The following table shows the different components comprising our total revenue over each of the past two fiscal years.

All amounts in thousands of U.S. dollars

Sales by Products	2008	% of total revenues	Volume of sales in thousands	2007	% of total revenues	Volume of sales in thousands
			(Metric Tons)			(Metric Tons)
Diesel Oil	74,875	52.1%	28,798	49,829	53. 1%	19,541
Gasoline	46,598	32.4%	18,714	26,321	28. 1%	9,932
Fuel Oil	7,007	4.8%	3,305	1,994	2.2%	906
Kerosene	5,546	3.9%	2,568	7,791	8.3%	3,525

TOTALS Petroleum Products	134,026	93.2%	53,385	85,935	91.7%	33,904

Agency Fee	9,762	6.8%		7,827	8.3%

TOTAL REVENUE	143,788	100%		93,762	100%

For the year ended June 30, 2008, revenues were $143.788 million, an increase of $50.026 million or approximately 53.4% as compared to $93.762 million for the same period in June 30, 2007. This increase was the result of stronger overall demand for petroleum products, the result of additional new gas stations accounts, and increased sales at its company-owned gas stations.  Diesel sales were $74.875 million or approximately 28.798 million gallons, an increase of $25.046 million or approximately 9.3 million gallons, and approximately 50.3% sales increase in the fiscal year ending June 2008, compared to $49.829 million or approximately 19.541 million gallons for the year ending June 30, 2007. Gasoline sales were $46.598 million or approximately 18.714 million gallons, an increase of $20.277 million or approximately 8. 782 million gallon increase, and approximately 77% sales increase, compared to gasoline sales of $26.321 million or approximately 9.9 32 million gallons for the year ending June 30, 2007.   These increases were mainly the result of greater purchases by our existing customers due to the continued growth of Shanxi Province.  The increase of petroleum products for the year ending June 30, 2008 was mainly due to the following factors: the population in China in general has become wealthier; as a result, the demand for petroleum has increased and the economy in Shanxi Province where the Company's major customers are continued to experience growth. Management expects growth for the fiscal year 2009 to remain strong due to (i) continued strong growth in the China economy, (ii) a continued improvement in the wealth of its citizens, and (iii) business strategy of increasing storage for our products.  For the year ended June 30, 2008, 55% of our customers were large-scale gas stations located in Taiyuan City in the Shanxi Province, compared to 60% for the year ended June 30, 2007.   Our second largest group of customers is coal plants and power supply companies which use our diesel, gasoline and fuel oil to generate heat and power this group provided 35% of our business in 2008 compared to 30% in 2007. This group of customers will continue to remain strong as our local economy continues to grow and new power plants are built. We anticipate that in the fiscal year 2009 this group will represent 55% of our sales, as the company will focus on this particular customer segment due to larger bulk sales. Our third largest customer is the small, independent gas station which represents 10% of our total sales.  These stations buy gasoline and diesel from us.  This group will continue to remain strong as more cars are being used for transportation in Shanxi Province.

New customers provided an increase of approximately $14.4 million in sales. Of that amount, 7.5 million was for diesel products, and 6.9 million was for gasoline products. New customers generated approximately 10% increase in revenues for the period ended June 30, 2008, compared to the year ended June 30, 2007. Further, revenues from the company's own gas station for the year ended was $6.1 million, compared to revenues of $4.2 million in year ending period in 2007 or an increase of $1.9 million, or approximately 45.2%.  Additionally, the impact of favorable currency exchange rates resulted in an increase of approximately $9.7 million in revenues, or 6.9%, as the RMB continued to appreciate against the dollar.  Agency fees increased by 24.4%, an increase of approximately $1.9 million.  Agency fee revenues were $9.8 million for the year ended June 30, 2008, compared to $7.8 million in the same period of 2007. Agency fees are fees from companies not possessing the required license to buy direct from refineries.   We purchase petroleum on their behalf and arrange delivery for them.  The China government continues to grant licenses to other wholesalers to buy direct. Thus, we anticipate that agency fees will be reduced in the future unless we are able to obtain new customers that want to go direct but do not have the required license.

Liquidity and Capital Resources

The Company uses cash to purchase inventory and increase advances to suppliers. The Company generates no revenue, and is dependent on its operating subsidiary in order to meet its obligations.  Limitations on transfer of funds to the parent company from the operating company could adversely affect the ability of the parent company to pay its financial obligations in the future.  The Company has a certain amount of ability to pay for accounting and legal costs in U.S. dollars associated with being a reporting company. As of June 30, 2008 we had Cash and Cash Equivalents of $8.63 million, compared to Cash and Cash Equivalents of $6.06 million for the year ended June 30, 2007.  The increase in cash was the result of proceeds from convertible notes .. Increase in net income and was partially offset by the use of cash for inventory and accounts receivables. Accounts receivable increased as a result of extending credit to our long established customers. Inventory increased to support the growth of the company's petroleum product sales.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

	For the year ended June 30,
	2008	2007
Cash and cash equivalents, beginning of period	$6,060,428	$23,543,747
Net cash provided ( u sed in) operating activities	$(171,449)	$(18,178,177
Net cash (used in) investing activities	(28,291)	(3,137)
Net cash provided by financing activities	2,100,000	-
Effect of exchange rate, changes in cash	672,191	697, 995
Cash and cash equivalents, end of the period	$8,632,879	$6,060,428

Operating Activities:

Net cash used in operating activities was $171,449 for the year ended June 30, 2008, compared to the net cash used by operating activities of $18,178,177 for the year ended June 30, 2007. This was largely the result of decreases in advances to suppliers as the company increased inventory level necessary to support its sales. Cash used for inventory increased by approximately $8,383,471 for the year ended June 30, 2008, compared to the same period in 2007. Additionally, cash used for accounts receivable for the year ended 2008 was $6,304,791, compared cash provided of $3,335,310 million in year ended June 30, 2007. The increase in cash for accounts receivable was the result of extending credit to our long established customers for the first time.

Investing Activities:

Net cash used in investing activities was $28,291 for the year ended June 30, 2008 compared to $3,137 for year ended June 30, 2007. This was the result of the purchase of equipment in the year ..

Financing Activities:

Net cash provided by financing activities was $2,100,000 for the year ended June 30, 2008. There was no cash provided by financing activities for the year ended June 30, 2007. This was the result of a fixed convertible note. We completed a convertible note on December 18, 2007, in the amount of $2,100,000 at an interest rate of 4% per annum, with a conversion feature of $0.70 per share (the conversion price) at the option of the investor.  Additionally, warrants were granted at an exercise price of $0.80.  The period for the conversion of the warrants is three years from the date of effectiveness of this registration statement. The convertible note will give the Company $2,100,000. After disbursement of fees and expenses, the Company netted $1,800,000.  Additionally, if all of the warrants are exercised, the Company will receive $1,200,000.

 We have no material commitments for capital expenditures as of June 30, 2008.

Cost of Goods Sold

Cost of goods sold for the year ended June 30, 2008 increased by $31.2 million or 41.3%, to $106.8 million as compared to $75. 6 million for the prior year. This increase was mainly attributable to the increase of sales revenue.

The following table illustrates the items constituting our cost of goods sold for the fiscal years ended June 30, 2008 and 2007.

(All amounts, other than percentages, in thousands of U.S. dollars)

Cost of Goods	2008	% of total cost of goods	% of total cost of goods vs revenue	2007	% of total cost of goods	% of total cost of goods vs revenue

Diesel Oil	57,693	54.0%	77.1%	43,186	57.1%	86.7%
Gasoline	37,156	34.8%	79.7%	22,381	29.6%	85.0%
Fuel Oil	5,591	5.2%	79.8%	1,728	2.3%	86.7%
Kerosene	4,765	4.5%	85.9%	6,874	9. 1%	88.2%

TOTAL COST Petroleum Products	105,205	98.5%	78.5%	74,169	98. 1%	86.3%

Agency Fee	1,596	1.5%	16.3%	1,428	1.9%	18.2%

TOTAL COST OF GOODS	106,801	100%		75,597	100%

Gross Profit Margin

Our gross profit margin was 25.7% for the year ended June 30, 2008, compared to 19.4% for the year ended June 30, 2007. The increase in gross margin of 6.3% was the result of an increase in gross margins on diesel from 13.3% for the year ended June 30, 2007, to 22.9% in year ending period June 30, 2008. Additionally, the gross margins on gasoline went from 14.9% in year ending June 30, 2007 to 20.3% for the year ended June 30, 2008. The increase of diesel and gasoline margins was the result of strong demand for fuels and a jump in prices of fuel of approximately 7% during the year. The company locked in approximately 13,618,782 gallons of fuel during fiscal 2008 compared to 12,526,872 gallons in year ending June 30, 2007.  The risk associated with maintaining huge quantities of inventory and amounts of advances to suppliers has the effect of locking in prices.  We pay for fuel well in advance of the time we deliver commodities and establish customer prices.  Therefore, our gross margins will vary considerably from period to period, based on short-term prices of petroleum products. Management does not provide any t yp e of hedging activity in order to reduce this risk; however management monitors petroleum prices in an effort to maintain profitability.

Agency fees represent the greatest profit for the company due to the fact it is a service, and no purchases have to be made for this revenue. Agency fees gross margins for the year ending 2008 were 83.7%, compared to 81. 8 % for the same period in 2007.   The gross margins at our company-owned gas station improved slightly from 23.9% for the year ended June 30, 2007 to 24 ..0 % for the year ended June 30, 2008.

Operating Expenses

Operating expenses $5.8 million for the year ended June 30, 2008, an increase of $5.4 million, compared to $.4 million for the same period in 2007.   The increase was due to the increased costs associated with the recapitalization of the company between Longwei Petroleum Investment Holding and Tabatha II where professional fees were $963,879 in period ending June 30, 2008 compared to no expense in year ending 2007. Repair and maintenance expense were $2.5 million for year ending June 30, 2008 compared to no expense in year ending 2007 as the company performed major maintenance on its storage tanks and equipment. Further, salaries increased as the result of the addition of 15 new sales personnel and staff to support the company’s growth.

Depreciation and Amortization

Depreciation and amortization expenses were $35 8,682 for the year ended June 30, 2008, a slight increase of $1 1,223 from $347 ,459 for year ending June 30, 2007.

Income Tax Expenses

We incurred income tax expenses of $9.7 million for the year ended June 30, 2008, compared to $5.9 million for the year ended June 30, 2007, am increase of  $3.8 million reflecting the increase in net profits for the company. Our tax rate is approximately 33%

On March 16, 2007, in its fifth plenary session, the National People’s Congress of the PRC determined to adopt a new corporate income tax law. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law became effective on January 1, 2008.

Net Income

For the year ended June 30, 2008, net income was $20.715 million, an increase of $8. 720 million, or approximately 72.7%, as compared to approximately $11.995 million in year ending of 2007. This increase was the result of increase in prices of petroleum products and the profit that was realized by purchasing some of our inventory 30 to 60 days in advance of petroleum price increases. The price increase was passed to our customers as the result of greater demand.

The profit margin for agency fees for the year ended June 30, 2008, was 83.7% or a gross profit of $8.2 million.  For the same period ended June 30, 2007, the gross profit margin was 81.7%, or $6.4 million.  Therefore, gross margin on agency fees is considerably higher than gross profit on petroleum products. The Company will continue to focus on obtaining agency fees but it may be difficult in the future if the Chinese government permits other wholesalers to buy directly from the refineries.  This will have a negative impact on our fees, which represented approximately 6.8% of our revenues for the year ending period June 30, 2008, and approximately 8.3% of sales in the year ending June 30, 2007. Conversely, agency fees represented 1.5% of our cost of goods sold for the period ending June 30, 2008 compared to 1.9 % of our costs of goods sold for year ending June 30, 2007 t hus, providing the company with the greatest source of gross margin over its petroleum products. The Company will continue to seek new wholesalers who do not possess a license or who do not have sufficient storage capacity, and therefore have need of our services

Net Income Margin

Net income margin for the year ended June 30, 2008 was approximately 14.4%, or an increase of 1.6% compared to 12.8% for the year ending June 30, 2007. This increase was the result of increase in prices of petroleum products and the profit that was realized by purchasing some of our inventory 30 to 60 days in advance of petroleum price increases. The price increase was passed to our customers as the result of greater demand

Inflation

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

Foreign Currency Translation Adjustment

The operating subsidiaries purchase all products and render services in China, and receive payment from customers in China using RMB as the functional currency.  All of our customers and suppliers are located in China. While our reporting currency is the U.S. Dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

We incurred a foreign currency translation adjustment of $7.710 million for the year ended June 30, 2008, as compared with the foreign currency translation adjustment of $2.476 million for the year ended June 30, 2007.   On July 21, 2005, China reformed its foreign currency exchange policy, revalued RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar. We implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for year ended June 30, 2008. We used an exchange rate of 6. 859 for assets and liabilities and used the exchange rate of 7. 276 for revenues and expenses compared to the exchange rate of 7.61 2 for assets and liabilities and used the exchange rate of 7.81 6 in 2007 for revenues and expenses. Historical exchange rates for shareholders’ equity were used.

Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign currency translation adjustment to other comprehensive income, a component of shareholders’ equity.  If the RMB appreciates against the U.S. dollar, revenue and expenses would be higher than they would have been if there were no fluctuations in the currencies.  Conversely, if the RMB depreciates against the U.S. dollar, revenue and expenses would be lower than they would have been if there were no fluctuations in the currencies. The exchange rates adopted are as follows:

	2008	2007
Year end RMB: exchange rate	6. 859	7.61 2
Average yearly RMB: exchange rate	7. 276	7.81 6

Critical Accounting Policies

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

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

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the years ended June 30, 2008 and 2007 ..

During the years ended June 30, 2008 and 2007, approximately 75% and 93% of total inventory purchases were from five suppliers, respectively.

Revenue Recognition - The Company derives the bulk of its revenue from the trading of gasoline, diesel, kerosene and fuel oil, and also has revenues from agency service and transportation service.

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

Foreign Currency Translation - The functional currency of the Company is RMB and RMB is freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company, which are prepared using the functional currency, have been translated into United States dollars. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign currency translation adjustment to other comprehensive income, a component of shareholders’ equity.  If the RMB appreciates against the U.S. dollar, revenue and expenses would be higher than they would have been if there were no fluctuations in the currencies.  Conversely, if the RMB depreciates against the U.S. dollar, revenue and expenses would be lower than they would have been if there were no fluctuations in the currencies. The exchange rates adopted are as follows:

	2008	2007
Year end RMB: exchange rate	6. 859	7.61 2
Average yearly RMB: exchange rate	7. 276	7.81 6

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

In March 2008, FASB issued Financial Accounting Standards No. 161, “ Disclosure about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “ Accounting for Derivative Instruments and Hedging Activities,” do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In May 2008, the FASB issued Statement No. 162, “ The Hierarchy of Generally Accepted Accounting Principles ..”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “ the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles ..”

In May 2008, the FASB issued Statement No. 163 “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.”   The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues are usually higher in the first half of the year than in the second half of the year because of the increased demand for gasoline and diesel during and around the Chinese spring festival. There is minimal difference between the seasons for our operating results and operating cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. The Company’s operations are not sensitive to fluctuations in interest rates.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, most of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If the RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Commodity Risk

The Chinese government has unofficially placed a limit of 40% on consolidated gross profits.  The Company has never attempted to achieve gross margins of 40% or higher, and is unaware that any of its competitors has attempted to achieve a 40% gross profit margin.  The Company does not know what penalties would exist if the Company obtained such margins. Due to this unofficial government policy on gross profits, the profit potential of the company may be limited to an uncertain extent. Moreover, there is uncertainty related to the Chinese government's ability and/or willingness to subsidize Company operations in a declining market.  Additionally, the risk associated with maintaining large quantities of inventory and amounts of advances to suppliers has the effect of locking in prices the Company pays for fuel well in advance of the time we deliver the commodities and establish customer pricing.  A dip in short-term prices in fuel costs will result in declining profits for the Company, which will affect the Company's ability to purchase future petroleum products and make advances to suppliers, since the Company uses its cash to purchase inventory and increase advances to suppliers. We manage our exposure in the following ways: if the price of petroleum declines significantly, the Company will buy additional petroleum inventory to provide a lower average cost.  Purchase of petroleum products from refineries has a fixed price based on volume. The price will be properly adjusted by the refinery in light of the market if there should be significant changes in the price of oil.  The refineries in China are under the control of the Chinese government. Therefore, our market risk is limited as a result of the control by the Chinese government. At the present time, the Chinese government is not concerned with gross margins on services such as agency fees.  The Chinese government allows the market to determine prices. In the event that the company exceeds the unofficial guideline of 40% consolidated gross margins the impact of agency fees would be taken into account and deducted from total gross margins in determining if this limit has been exceeded. There is no indication that these policies will change in the future regarding any type of guidelines for agency fees gross profits.

ITEM 8.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Longwei Petroleum Investment Holding Limited

30 Guanghau Avenue, Wan Bailin District

Taiyuan City, Shanxi, China 030

We have audited the accompanying consolidated balance sheets of Longwei Petroleum Investment Holding Limited and its subsidiaries (the Company) as of June 30, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Longwei Petroleum Investment Holding Limited and its subsidiaries as of June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

September 29, 2008

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2008 AND 2007

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$8,632,879	$6,060,428
Accounts receivable	12,134,507	4,908,673
Inventories	29,052,841	17,920,559
Advance to suppliers	28,327,067	27,684,387
Deposits	12,610,984	-
Prepaid taxes	-	1,475,158
Other receivables	72,896	-
Total current assets	90,831,174	58,049,205

Property, plant and equipment, net	2,637,326	2,693,006
Total assets	$93,468,500	$60,742,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$165,231	$460
Accrued payables	798,436	147,455
Convertible notes payable, net of discount of $594,624 and $0, respectively	1,508,135	-
Advance from customers	-	1,739,159
Taxes payable	2,455,223	1,111,332
Total current liabilities	4,927,025	2,998,406

STOCKHOLDERS’ EQUITY
Preferred stock: no par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock; no par value, 100,000,000 shares authorized, 76,205,000 and 69,000,000 shares issued and outstanding as of 06/30/08 and 06/30/07, respectively	7,008,712	6,067,187
Additional paid-in-capital	1,528,180	0
Retained earnings	68,742,653	48,124,495
Accumulated other comprehensive income	11,261,930	3,552,123
Total stockholders’ equity	88,541,475	57,743,805

Total liabilities and stockholders’ equity	$93,468,500	$60,742,211

See accompanying notes to the consolidated financial statements.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
Net revenues:
Product sales	$134,026,190	$85,935,810
Agency service	9,762,286	7,826,504
Total net revenues	143,788,476	93,762,314

Cost of revenues:
Product sales	105,205,397	74,169,157
Agency service	1,595,858	1,428,077
Total cost of revenues	106,801,255	75,597,234
Gross profit	36,987,221	18,165,080

Operating Expenses:
Salaries	344,742	151,511
Professional fees	963,879	-
Depreciation expense	358,682	-
Repairs and maintenance expense	2,549,451	-
Accretion of debt discount	891,438	-
Other selling, general and administrative expenses	646,302	296,094
Total operating expenses	5,754,494	447,605
Operating profit	31,232,727	17,717,475

Other income and (expenses):
Interest income	32,270	188,929
Interest expense	(44,877)	-
Registration withdrawal penalty expense	(843,500)	-
Total other income and (expenses)	(856,107)	188,929

Income before income taxes	30,376,620	17,906,404
Income taxes	(9,661,489)	(5,911,404)
Net income	20,715,131	11,995,000
C omprehensive income
Foreign currency translation adjustment	7,709,807	2,476,059
Total comprehensive income	$28,424,938	$14,471,059

Basic earnings per share	$0.28	$0.17
Basic weighted average shares outstanding	73,341,448	69,000,000
Diluted earnings per share	$0.27	$0.17
Diluted weighted average shares outstanding	75,738,989	69,000,000

See accompanying notes to the consolidated financial statements.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at June 30, 2006	-	$-	69,000,000	$6,060,422	$-	$36,129,495	$1,076,064	$43,265,981

Expenses paid by shareholder	-	-	-	6,765	-	-	-	6,765
Net income for the year	-	-	-	-	-	11,995,000	-	11,995,000
Foreign currency translation adjustment	-	-	-	-	-	-	2,476,059	2,476,059

Balance at June 30, 2007	-	-	69,000,000	6,067,187	-	48,124,495	3,552,123	57,743,805

Recapitalization	-	-	6,000,000	98,025	-	(96,973)	-	1,052
Warrants issued with convertible debt	-	-	-	-	1,528,180	-	-	1,528,180
Common stock issued for registration withdrawal penalty	-	-	1,205,000	843,500	-	-	-	843,500
Net income for the year	-	-	-	-	-	20,715,131	-	20,715,131
Foreign currency translation adjustment	-	-	-	-	-	-	7,709,807	7,709,807

Balance at June 30, 2008	-	$-	76,205,000	$7,008,712	$1,528,180	$68,742,653	$11,261,930	$88,541,475

See accompanying notes to the consolidated financial statements.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
Operating activities
Net income	$20,715,131	$11,995,000
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation	358,682	347,459
Warrant expense	891,438	-
Expenses paid by shareholders	-	6,765
Stock issued for registration withdrawal penalty	843,500
Non-cash rent expense	150	-
Accrued interest	44,877	-
Changes in non-cash operating working capital items:
Accounts receivable	(6,304,791)	3,335,310
Inventory	(8,644,390)	(260,919)
Advance to suppliers	2,251,083	(25,119,668)
Prepaid taxes	1,475,158	(1,271,958)
Other current assets	(68,714)	162,100
Deposits	(11,887,587)	-
Accounts payable and accrued expenses	794,840	(3,790,917)
Advance from customers	(1,818,869)	(2,146,607)
Taxes payable	1,219,729	(1,481,420)
Other current liabilities	(41,686)	46,678
Net cash used in operating activities	(171,449)	(18,178,177)

Investing activities
Purchase of equipment	(28,291)	(3,137)
Net cash used in investing activities	(28,291)	(3,137)

Financing activities
Proceeds from convertible notes	2,100,000	-
Net cash used in financing activities	2,100,000	-
Effect of exchange rate changes in cash	672,191	697,995

Net increase (decrease) in cash and cash equivalents	2,572,451	(17,483,319)
Cash and cash equivalents, beginning of year	6,060,428	23,543,747
Cash and cash equivalents, end of year	$8,632,879	$6,060,428

Supplemental disclosure of cash flow information
Cash paid during the year:
Income taxes paid	$8,186,331	$7,409,328

See accompanying notes to the consolidated financial statements.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

We were incorporated under the laws of the State of Colorado on March 17, 2000, under the name of Tabatha II, Inc. We changed our name to Longwei Petroleum Investment Holding Limited (Longwei) on October 12, 2007. We were formed as a "blind pool" or "blank check" company, with no meaningful assets or liabilities, whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. In furtherance of our business plan, we voluntarily elected to become subject to the periodic reporting obligations of the Securities Exchange Act of 1934 by filing a registration statement on Form 10SB.  Prior to October 16, 2007, our only business activities were the organizational activities described above, including registration under the Securities Exchange Act of 1934, and efforts to locate a suitable business opportunity for acquisition.  On October 16, 2007, we entered into a share exchange agreement where we completed the acquisition of Longwei Petroleum Investment Holding Limited (“Longwei BVI”), a British Virgin Islands corporation by acquiring all of the issued and outstanding common stock of Longwei BVI in exchange for common shares in Longwei.

Upon closing, we acquired all of the issued and outstanding shares of common stock of Longwei Petroleum Investment Holding Limited, (“Longwei BVI”), thereby making Longwei BVI a wholly-owned subsidiary. Although Longwei BVI became our wholly-owned subsidiary, the transaction was accounted for as a recapitalization of Longwei BVI, whereby Longwei BVI is deemed to be the accounting acquirer and is deemed to have adopted our capital structure.

 Longwei BVI owns all of the issued and outstanding stock of Taiyuan Yahua Energy Conversion Co., Ltd., (“Taiyuan Yahua”) a Chinese limited liability company, which is in turn the sole shareholder of Taiyuan Longwei Economy & Trading Co., Ltd. (“Taiyuan Longwei”).   There are no pre-existing affiliations or relationships between Longwei and Longwei BVI.

The Company

We purchase diesel, gasoline, fuel oil and kerosene from various suppliers. As a licensed intermediary, we seek to earn profits by buying diesel gasoline fuel oil and kerosene at competitive prices and selling them to other wholesalers. In addition, we also earn revenue by the ownership of a gas station located on our property and by acting as a purchase agent where we charge an agency fee, a fee which is charged to other wholesalers who do not have a license to purchase directly from refineries.

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

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

b) Economic and Political Risks

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

(c) Principles of Consolidation

The accompanying financial statements include Longwei Petroleum Investment Holding Limited, Inc., its wholly owned subsidiary, Longwei Petroleum Investment Holding Limited, a British Virgin Island corporation and its wholly owned subsidiary, Taiyuan Yahua Energy Conversion Co., Ltd., a Chinese Limited Liability Company, which owns 100% of the operating subsidiary, Taiyuan Longwei Economy & Trading Company, Ltd., a Chinese Limited Liability Company.  Intercompany transactions have been eliminated in consolidation.

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

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

There was no impairment of long-lived assets as of June 30, 2008 and 2007.

(f) Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the years ended June 30, 2008 and 2007.

During the years ended June 30, 2008 and 2007, approximately 74% and 93% of total inventory purchases were from seven suppliers, respectively.

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i) Advances to Suppliers

Advances to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers.  We lock in prices 30 - 60 days in advance by using our cash resources.  We expect to maintain this level of advances in the future to ensure that we have adequate supplies and can obtain the best possible price at the particular time of purchase.  We do not place any impairment on these advances since our suppliers are large enterprises that have controls placed on them by the Chinese government.  We have not had to make any historical adjustments to our advances for any deficiencies or negative impact to our advances to our suppliers.  We receive the best price by paying in advance because we receive a discount from the spot price and we lock in the price, which provides us with greater profitability.

(j) Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, prepaid taxes, advances to suppliers, other current assets, taxes payable, accounts payable and advances from customers. Management estimates that the carrying amounts of the non-related party financial instruments approximate their fair values due to their short-term nature.

 (k) Revenue Recognition

The Company derives the bulk of its revenue from sales of gasoline, diesel, kerosene and fuel oil. These product sales revenues are recognized when customers take possession of goods in accordance with the terms of purchase order agreements that evidence agreed upon pricing and when collectibility is reasonably assured. Cost of revenues for product sales include costs to purchase and transport the product to the Company, costs to deliver the goods to the customer and depreciation on product storage and delivery equipment.

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

We recognize revenue once delivery has been made, and/or services to be provided have been completed.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

For financial reporting purposes, the financial statements of the Company, which are prepared using the functional currency, have been translated into United States dollars. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates for each period and stockholders' equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign currency translation adjustment to other comprehensive income, a component of stockholders' equity. The exchange rates adopted are as follows:

	2008	2007
Year end RMB exchange rate	6. 859	7.61 2
Average yearly RMB exchange rate	7. 276	7.81 6

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

(m)    Earnings Per Share

The Company adopted Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS No. 128"), which is effective for annual periods ending after December 15, 1997.  Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding.

	June 30, 2008	June 30, 2007

Basic number of common shares used	73,341,448	69,000,000
Diluted n umber of common shares used	75,738,989	69,000,000

 (n) Use of Estimates

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o) Income Taxes

The company has implemented SFAS No. 109, "Accounting for Income Taxes," which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The company has recorded no deferred tax assets or liabilities as of June 30, 2008 and 2007, since nearly all differences in tax bases and financial statement carrying values are permanent differences.

 (p) Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51" ("SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p ) Recent Accounting Pronouncements (continued)

between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

In March 2008, FASB issued Financial Accounting Standards No. 161, “ Disclosure about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “ Accounting for Derivative Instruments and Hedging Activities,” do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In May 2008, the FASB issued Statement No. 162, “ The Hierarchy of Generally Accepted Accounting Principles ..”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “ the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles ..”

In May 2008, the FASB issued Statement No. 163 “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.”   The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

3.    ACCOUNTS RECEIVABLE

The receivables and allowance balances at June 30, 2008 and 2007 are as follows:

	June 30, 2008	June 30, 2007
Accounts receivable	$12,134,507	$4,908,673
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$12,134,507	$4,908,673

Concentrations in accounts receivable - As of June 30, 2008, three customers, each of which accounted for more than 10% of the Company’s accounts receivable, with total amounts of $7,280,704, represented 60% of total accounts receivable in aggregate. As of June 30, 2007, two customers accounted for more than 10% of the Company’s accounts receivable with total amounts of $3,426,413, representing 70% of total accounts receivable in aggregate.

The allowance for doubtful accounts receivable is based on several factors, including overall customer credit quality, historical write-off experience, and specific account analysis that projects the ultimate collectibility of the account.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

4.    INVENTORIES

Inventories are the unsold petroleum products purchased from various suppliers, and consist of the following as of June 30, 2008 and 2007:

	June 30,	June 30,
	2008	2007

Diesel Oil	$16,433,154	$10,982,628
Gasoline	12,619,687	3,998,679
Fuel Oil	-	2,516,115
White Spirit	-	423,137
Less: allowances for slowing moving items	-	-
Total	$29,052,841	$17,920,559

5.    ADVANCE TO SUPPLIERS

The Company has made payments to unrelated suppliers in advance of receiving products and services. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $28,327,067 and $27,684,387 as of June 30, 2008 and 2007, respectively.  The advance payments ensure that we get the best possible price at the time we purchase the petroleum product.  In addition, we receive delivery within 30 days of our payment, ensuring an adequate supply for our customers.

6.    PREPAID TAXES

Prepaid taxes consist of the following:

	June 30,	June 30,
	2008	2007
Value added tax	$-	$1,346,883
Other tax refundable	-	128,275
Total	$-	$1,475,158

7.    PROPERTY, PLANT AND EQUIPMENT

At June 30, 2008 and 2007, property, plant and equipment, at cost, consist of

	June 30, 2008	June 30, 2007
Land and buildings	$2,052,874	$1,850,284
Machinery and production equipment	2, 798,930	2,518,800
Railway	1,440,443	1,298,292
Motor vehicles	215,163	170,828
Total property, plant and equipment	6,507,410	5,838,204
Less: accumulated depreciation	(3, 870,084 )	(3,145,198)
Property, plant and equipment, net	$2,637,326	$2,693,006

Depreciation expense for the years ended June 30, 2008 and 2007 was $358,682 and $347,459, respectively.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

8.  TAXES PAYABLE

Taxes payable consist of the following:

	June 30,	June 30,
	2008	2007

Income tax payable	$1,190,002	$987,666
Value added tax payable	963,178	-
Business taxes payable and others	302,043	123,666

Total	$2,455,223	$1,111,332

9.   ACCRUED PAYABLES

Accrued payables consist of the following:

	June 30,	June 30,
	2008	2007

Accrued salaries	$688,144	$8,187
Accrued staff welfare	110,292	139,268

Total	$798,436	$147,455

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

10.    INCOME TAXES

(a) Corporation Income Tax (“CIT”)

The Company is governed by the Income Tax Laws of the PRC. By the end of December 31, 2007, the PRC federal statutory tax rate is 30% and the local tax rate is 3%.  Since January 1, 2008, the PRC federal statutory tax rate is 25%.

The provision for income taxes for each of the years ended June 30, 2008, and 2007 are summarized as follows:

	2008	2007

Current	$9,661,489	$5,911,404
Deferred	-	-
	$9,661,489	$5,911,404

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

11.    COMMITMENTS AND CONTINGENCIES

The Company has no commitments as of June 30, 2008.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

12.   CONCENTRATIONS, RISKS AND UNCERTAINTIES

The Company has the following concentrations of business with two customer constituting greater than 5% of the Company’s revenues:

	2008	2007
Taiyuan Yanyu Oil Supply Company Limited	9.59%	12%
Taiyuan City XiShan Gujiao Material and Oil Storage Labor Service Department	10.3%	2%

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Company has the following concentrations of business with suppliers constituting greater than 10% of the Company’s purchasing volume:

	2008	2007

Yanlian Industry Group selling division	11.23%	26%
Tuha Oil Exploring and Exploiting Headquarters	13.29%	20%
Xian Oil Chemical Assembling Factory	4.9%	11%
Alashankou Baoli Trading Company Limited	8.7%	10%
Alashankou Dacheng Company Limited	1.01%	10%
Tianjin Dagang Jingyu Industry Company Limited	13.29%	9%
Panjin Jinjiang Oil Chemical Company Limited	22.07%	7%

13.

SEGMENT INFORMATION

	For the year ended June 30, 2008
		Agency
	Product sales	Service	Total
Revenues	$134,026,190	$9,762,286	$143,788,476
Cost of revenues	$105,205,397	$1,595,858	$106,801,255
Gross profit	$28,820,793	$8,166,428	$36,987,221

Income from operations	$23,066,299	$8,166,428	$31,232,727
Total assets	$93, 468,500	-	$93, 468,500
Depreciation	$ 358,682	-	$ 358,682

For the year ended June 30, 2007
Agency
	Product sales	Service	Total
Revenues	$ 85,935,810	$ 7,826,504	$ 93,762,314
Cost of revenues	74,169,157	1,428,077	75,597,234
Gross profit	$ 11,766,653	$ 6,398,427	$ 18,165,080

Income from operations	$ 11,319,048	$ 6,398,427	$ 17,717,475
Total assets	$ 60,742,211	$ -	$ 60,742,211
Depreciation	$ 347,459	$ -	$ 347,459

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

14.    GEOGRAPHICAL INFORMATION

 The Company's revenues by geographic destination are analyzed as follows:

	2008	2007

PRC	$143,788,476	$93,762,314
Outside PRC	-	-

Total net revenues	$143,788,476	$93,762,314

15.    CONVERTIBLE NOTES

We completed a convertible note agreement on December 18, 2007, in the amount of $2,100,000 at an interest rate of 4% per annum, with a conversion feature of $0.70 per share (the conversion price) at the option of the investor.  Additionally, warrants were granted at an exercise price of $0.80.  The period for the conversion of the warrants is three years from the date of effectiveness of this registration statement. The company received $2,100,000 from the convertible notes. After disbursement of fees and expenses, the Company netted $1,800,000.  Additionally, if all of the warrants are exercised, the Company will receive $1,200,000.  In using the Black-Scholes Calculation the company will have a total expense of $1,528,180 for the life of the convertible notes. The monthly expense is $127,348.

16.    STOCK TRANSACTIONS

On May 27, 2008, the Company issued 1,205,000 shares of its common stock to the holders of the convertible note entered into on December 18, 2007.  The shares were issued to settle the registration withdrawal penalty associated with the convertible note agreement.  The Company removed the shares from the S-1 registration statement filed with the Securities and Exchange Commission.  The shares were valued at $.70 per share.  This resulted in a registration withdrawal penalty expense of $843,500.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

17 ..    WARRANTS

There were 1,500,000 warrants outstanding as of June 30, 2008.

At June 30, 2008 the range of warrant prices for shares under warrants and the weighted-average remaining contractual life are as follows:

	Warrants Outstanding and Exercisable
Warrants - Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life - Years
$0.80	1,500,000	2.5
Total	1,500,000	2.5

The noteholders of the convertible notes from December 18, 2007 received detachable warrants for the purchase of 1,500,000 shares of common stock, which were valued at $1,528,180. For purposes of estimating the fair value of each warrant as of dates of the convertible note, the Company utilized the Black-Scholes option-pricing model. The Company estimated the fair value of the warrants assuming no expected dividends and the following weighted-average assumptions:

June 30, 2008
Average risk-free interest rate	4.375%
Average expected life	3 years
Expected volatility	78.05%
Expected dividends	0%

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On or about January 1, 2006, Child, Sullivan & Company, the principal accountant for LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED (the "Company"), changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC.  As this is viewed as a separate legal entity, the Company terminated its accounting arrangement with Child, Sullivan & Company as principal accountant and engaged Child, Van Wagoner & Bradshaw, PLLC, as the Company's principal accountants for the Company's fiscal year s ending June 30, 2008 and 2007 and the interim periods for 2008, 2007 and 2006.  The decision to change principal accountants was approved by the Audit Committee of the Company's Board of Directors and subsequently approved by the Board of Directors.

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

There were no disagreements between the Company and Child, Sullivan & Company, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Child, Sullivan & Company, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, Child, Sullivan & Company has not advised the Registrant that:

1) information has come to the attention of Child, Sullivan & Company which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

2) the scope of the audit should be expanded significantly, or information has come to the attention of Child, Sullivan & Company that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the   underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ending June 30, 2008.

On or about July 1, 2007, the Registrant engaged Child, Van Wagoner & Bradshaw, PLLC as its principal accountant to audit the Registrant's financial statements as successor to Child, Sullivan & Company.  During the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted with the entity of Child, Van Wagoner & Bradshaw, PLLC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, nor did the entity of Child, Van Wagoner & Bradshaw, PLLC provide advice to the Registrant, either written or oral, that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting.

ITEM 9A.

CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms.   The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

Based on an evaluation performed by them , the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2008, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION SINCE OCTOBER 2007

Cai Yongjun	38	President, Chief Executive Officer and Chairman
Xue Yongping	36	Secretary and a Director
Wang Junping	49	Chief Financial Officer

Cai Yongjun, Chief Executive Officer

Mr. Cai has been the founder and the Chief Executive of Taiyuan Longwei, the Company's wholly-owned subsidiary, since October 1995.  He has over 12 years experience in the trading, storage and handling of petroleum products. Mr. Cai acts as the general manager overseeing operations on a daily basis.  From 1995 to 1999, Mr. Cai attended Shanxi University where he majored in Business Administration.

Mr. Cai does not hold any directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, 15 U.S.C., 80a-1, et seq., as amended.

Mr. Cai has had no involvement in certain legal proceedings as defined by Item 401(f) of Regulation S-K.

Xue Yongping, Secretary and Treasurer

Mr. Xue has been director, secretary and treasurer since November 1998 of Taiyuan Longwei, the Company's wholly-owned subsidiary. From August 1994 until November 1998, he was the deputy manager for Taiyuan Hua Xin Trading Company, Ltd., where he served as the deputy general manager.  Taiyuan Hua Xin Trading Company is a wholesale petroleum company engaged in the selling of diesel and gasoline to other wholesale users.  From September 1991 to July 1994, Mr. Xue attended Shanxi Law School where he earned his law degree.

Mr. Xue does not hold any directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, 15 U.S.C., 80a-1, et seq., as amended.

Mr. Xue has had no involvement in certain legal proceedings as defined by Item 401(f) of Regulation S-K.

Wang Junping, Chief Financial Officer

Mrs. Wang has been employed by Taiyuan Longwei since July 1995. She was the finance manager for the company and became Chief Financial Officer in March of 2006. Prior to working for Taiyuan Longwei, she was the section chief of accounting for Shanxi Bao Shan Garment Factory from August 1992 to May 1995. She oversees all of the accounting for Taiyuan Longwei. Mrs. Wang does not hold any directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, 15 U.S.C., 80a-1, et seq., as amended.

Mrs. Wang has had no involvement in certain legal proceedings as defined by Item 401(f) of Regulation S-K.

Board Composition and Meetings of the Board of Directors

Our board of the directors is currently comprised of two directors.  All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present. During 2008, our Board of Directors met in person four times.

Committees and Audit Committee Financial Expert

We do not have a standing audit, nominating or compensation committee or any committee performing a similar function, although we may form such committees in the near future. Since we do not currently have an audit committee, we have no audit committee financial expert. Our entire Board of Directors handles the functions that would otherwise be handled by an audit committee.

In the future, we may search for a qualified independent expert who would be willing to serve on our Board of Directors and who would be willing to act as an audit committee financial expert. Before retaining any such expert, our Board of Directors would make a determination as to whether such person is both qualified and independent.

Policy Regarding Board Attendance

Our directors are expected to attend board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. Our directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so. We presently have two directors.

Director Compensation

No cash compensation or other compensation was paid to any member of our Board of Directors for services as a director during the fiscal year ended June 30, 2008, and we have no standard arrangement pursuant to which any director is compensated for his or her services in such capacity. When independent directors are appointed to our Board, we will likely compensate them for their services as independent directors through a combination of equity incentives and cash payments. Our Board has not yet established the compensation levels for independent directors, as we do not yet have any independent directors.

The Board may award special remuneration to any director undertaking any special services on our behalf other than those services ordinarily required of a director. In 2008 no such special remuneration was paid to any of our directors.

All authorized out-of-pocket expenses incurred by a director on our behalf will be subject to reimbursement upon our receipt of required supporting documentation of such expenses.

Family Relationships

There are no family relationships among our directors or officers.

Code of Ethics

On October 17, 2007, our Board of Directors adopted a Code of Ethics that applies to all of our directors, officers and employees, including our chief executive officer and chief financial officer. The Code of Ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies including disclosure requirements under the federal securities laws, confidentiality, trading on inside information and reporting violations of the code. Any amendments or waivers to the Code of Ethics will be filed with the SEC in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, and persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish us with copies of all such Section 16(a) forms filed by such person. Based solely on a review of the copies of such reports furnished to us during and in connection with our 2008 fiscal year, we are not aware of any material delinquencies in the filing of such reports,

ITEM 11.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis - Background and Compensation Philosophy

We currently have three executive officers, Mr. Cai Yongjun, our Chief Executive Officer, President and Chairman, Mrs. Wang Jungping, our Chief Financial Officer, and Mr. Xue Yongping, our Secretary and a director. Our named executives do not have employment agreements, severance or change-of-control agreements, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment. Our named executives serve at the will of the Board.

Our Board of Directors has not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. No pre-established, objective performance goals or metrics have been used by the Board of Directors in determining the compensation of our executive officers.

No cash compensation or other compensation was paid to any member of our Board of Directors for services as a director during the fiscal year ended June 30, 2008 and we have no standard arrangement pursuant to which any director is compensated for his or her services in such capacity.

As our executive leadership and Board of Directors grows, our Board of Directors may decide to form a compensation committee charged with the oversight of executive compensation plans, policies and programs, but we have no current plans to establish a compensation committee.

Elements of Compensation

Salary. We provide our executive officers with a base salary. The base salary paid to each of our named executive officers during 2008 was approximately $10,371 for Mr. Cai, our CEO, and for Mr. Xue our secretary and director, $9,475. All such amounts were paid in cash. The amount of the base salary for each individual is set at the sole discretion of the Board of Directors. Historically, we have not paid bonus compensation to our executive officers and no bonus compensation was paid to our executive officers in 2007. If the Board of Directors determines to do so in the future, it may be on an ad hoc basis to recognize superior performance by executive officers as determined in the sole discretion of the Board of Directors.

Equity Incentives.  As of June 30, 2008, we did not have a stock option or other equity incentive plan.

Retirement Benefits.  Our executive officers are not presently entitled to company-sponsored retirement benefits. Our executive officers do, however, participate in a state pension plan organized by Chinese municipal and provincial governments. The Company is required to contribute monthly to the plan at the rate of 23% of the average monthly salary.

Perquisites. We have not provided our executive officers with any material perquisites and other personal benefits and, therefore, we do not view perquisites as a significant or necessary element of our executive’s compensation.

Deferred Compensation. We do not provide our executives the opportunity to defer receipt of annual compensation.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to, our Chief Executive Officer and our Chief Financial Officer for services performed for us and our subsidiaries during fiscal 2008 in all capacities. No executive officer received compensation of $100,000 or more in fiscal 2007 or fiscal 2008.

SUMMARY COMPENSATION TABLE

	Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Total ($)

	Cai Yongjun, CEO, President, and Director (1)	2008	10,371	-	-	10,371
	Xue Yongping Secretary, Treasurer and Director (2)	2008	9,475	-	-	9,475
	Wang Junping CFO (3)	2008	$4,865	-	-	$4,865

(1)	Mr. Cai has served as our Secretary and a director since October 2007.
(2)	Mr. Xue Yongping has served as our President, Chief Executive Officer and Chairman since October 2007.
(3)	Mrs. Wang Junping has been the CFO since October 2007.

Compensation Committee

During the last fiscal year we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of as of August 31, 2008 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of Longwei Petroleum Investment Holding Limited, No. 30 Guanghua Street, Xiaojingyu Xiang, Wanbailin District, Taiyuan City, Shanxi Province, Shanxi, China 030024.

Name	Number of Shares Beneficially Owned	Percent of Class (3)

Cai Yongjun, CEO, President, and Director	34,500,000	46%

Xue Yongping Secretary, Treasurer and Director	34,500,000	46%

Wang Junping, Chief Financial Officer	0	0

All Current Officers and Directors as a Group (3 in number)	69,000,000	91%

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 In connection with the share exchange with Longwei Petroleum Investment Holding Limited (the BVI company), shareholder Diane Thelen of Longwei Petroleum Investment Holding Limited (the Colorado company formerly known as Tabatha II, Inc.) agreed to cancel 2,492,400 shares of common stock held by her. One shareholder, Mr. John Ballard, president prior to the Share Exchange, cancelled 1,698,485 shares, keeping 1,159,815 shares. Additionally, Mr. Ballard has been retained as a consultant to Longwei Petroleum Investment Holding Limited to oversee the preparation and filing of its reporting obligations.  Mr. Ballard’s consulting agreement was previously filed with the SEC as Exhibit 10.3 on a Current Report on Form 8-K on October 23, 2007.

Etech Securities, Inc. ("Etech") is a FINRA broker-dealer, and received 500,000 restricted shares for their consulting services related to the share exchange, and Yan Wang received 650,000 restricted shares for her consulting services related to the share exchange.  The respective consulting agreements were previously filed with the SEC as Exhibits 10.1 and 10.2 on a Current Report on Form 8-K on October 23, 2007.

Director Independence

No member of our Board of Directors qualifies as an “independent director” under the listing standards of The NASDAQ Stock Market, New York Stock Exchange or American Stock Exchange.

During our 2008 fiscal year, we plan to identify directors who qualify as “independent directors,” establish board committees on which such independent directors may serve and adopt written board committee charters, as appropriate, to assist in corporate governance. We expect that before the end of our 2007 fiscal year, our Board will be comprised of a majority of independent directors. We may add independent directors to our Board by expanding the size of our board and having the incoming independent directors fill the vacancies created by such increase or we may request that existing directors resign to create a vacancy that can be filled by independent directors that are selected by our board during the 2008 fiscal year.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC for the audit of the Company’s annual financial statements were $155,000 of which $21,000 was billed for the review of the Company’s statements included in its quarterly reports on Form 10-QSB during year ending June 30, 2008. The total fees billed in the year ending June 30, 2007 were $90,000.

Audit-Related Fees

Child, Van Wagoner & Bradshaw, PLLC billed the Company $10,500 for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ending June 30, 2008 and June 30, 2007.

Tax Fees

The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC for tax compliance, tax advice and tax planning were $0 for fiscal year ended 2008 and $0 for the fiscal year ended 2007.

All Other Fees

Child, Van Wagoner & Bradshaw, PLLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2008 and 2007.

Audit Committee's pre-approval policies and procedures.

We do not have an independent audit committee and the full Board of Directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. The Board of Directors approved our engagement of Child, Van Wagoner & Bradshaw, PLLC. No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X were performed by our auditors.

All audit and non-audit services that may be provided by our principal accountant to us shall require pre-approval by the Board of Directors. Further, our auditor shall not provide those services to us specifically prohibited by the SEC, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Oversight Board determines, by regulation, is impermissible.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements: See ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, on page 26 of this Form 10-K.

2. Financial Statement Schedules: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.

3. Exhibits: The following exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.1

Agreement for Share Exchange dated October 10, 2007, by and between Tabatha II, Inc. and Longwei Petroleum Investment Holding Limited and the Shareholders of Longwei Petroleum Investment Holding Limited (herein incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2007.

3.1	Articles of Incorporation (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).

3.2	Bylaws (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 22, 2000).

3.3

Amendment to Articles of Incorporation, indicating the name change to Longwei Petroleum Investment Holding Limited (herein incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2007).

10.1

Consulting Agreement as of October 12, 2007, by and between Longwei Petroleum Investment Holding Limited and Etech Securities, Inc. (herein incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2007).

10.2

Consulting Agreement as of October 12, 2007, by and between Longwei Petroleum Investment Holding Limited and Ms. Yan Wang (herein incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2007).

10.3

Consulting Agreement as of October 12, 2007, by and between Longwei Petroleum Investment Holding Limited, the BVI company, and John Ballard (herein incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2007).

10.4	Convertible Promissory Notes (herein incorporated by reference from Form S-1 filed with the Securities and Exchange Commission on December 26, 2007).

10.5	Class A Common Stock Purchase Warrants (herein incorporated by reference from Form S-1 filed with the Securities and Exchange Commission on December 26, 2007).

10.6	Longwei Petroleum Investment Holding Limited Term Sheet (herein incorporated by reference from Form S-1 filed with the Securities and Exchange Commission on December 26, 2007).

14	Code of Ethics (herein incorporated by reference from Form S-1 filed with the Securities and Exchange Commission on October 25, 2007).

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities have signed this report below on September 30, 2008.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

By: /s/ CAI YONGJUN

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities have signed this report below on September 30, 2008.

SIGNATURE	TITLE

/s/ Cai Yongjun	Principal Executive Officer
Cai Yongjun

/s/ Xue Yongping	Secretary and a director
Xue Yongping

/s/ Wang Junping	Principal Accounting and Financial Officer
Wang Junping