Form 10-Q
period 2008-09-30
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2008-11-19
CIK 1111817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

 (Name of small business issuer in its charter)

Colorado	0-31751	84-1536518
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

No.30 Guanghua Street, Xiaojingyu Xiang, Wanbailin District Taiyuan City, Shanxi Province, China P.C. 030024
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

Smaller reporting company   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes__ No X

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at October 31, 2008

Common Stock, no par value	76,205,000

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

(a) The unaudited financial statements of registrant for three months ended September 30, 2008, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

INDEX

PART 1 - FINANCIAL INFORMATION

2

ITEM 1.

FINANCIAL STATEMENTS

2

BALANCE SHEETS AS OF SEPTEMBER 30, 2008 AND JUNE 30, 2008

4

UNAUDITED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

5

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

6

UNAUDITED STATEMENTS OF CASH FLOWS

7

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

BALANCE SHEETS

AS OF SEPTEMBER 30, 2008 AND JUNE 30, 2008

	September 30, 2008	June 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,010,731	$8,632,879
Accounts receivable	19,785,012	12,134,507
Inventories	23,928,820	29,052,841
Advance to suppliers	34,792,293	28,327,067
Deposits	12,739,510	12,610,984
Other receivables	-	72,896
Total current assets	99,256,366	90,831,174

Property, plant and equipment, net	2,568,460	2,637,326

Total assets	$101,824,826	$93,468,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$165,231
Accrued payables	770,496	798,436
Convertible notes payable, net of discount of $254,697 and $636,742, respectively	1,911,353	1,508,135
Taxes payable	4,040,375	2,455,223

Total current liabilities	6,722,224	4,927,025

Total liabilities	6,722,224	4,927,025

STOCKHOLDERS’ EQUITY
Common Stock; no par value, 100,000,000 shares authorized, 76,205,000 and 76,205,000 shares issued and outstanding as of 09/30/08 and 06/30/08, respectively	7,008,712	7,008,712
Additional paid-in capital	1,528,180	1,528,180
Retained earnings	74,233,130	68,742,653
Accumulated other comprehensive income	12,332,580	11,261,930

Total stockholders’ equity	95,102,602	88,541,475

Total liabilities and stockholders’ equity	$101,824,826	$93,468,500

See accompanying notes to the financial statements

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

UNAUDITED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Three months ended September 30,
	2008	2007
Net revenues:
Product sales	$42,526,196	$32,110,699
Agency service	1,949,290	4,377,973
	44,475,486	36,488,672
Cost of revenues
Product sales	34,835,475	25,434,493
Agency service	-	259,397
	34,835,475	25,693,890
Gross profit	9,640,011	10,794,782

Operating Expenses
Salaries	45,798	36,009
Other selling, general and administrative expenses	2,121,349	321,425
	2,167,147	357,434
Operating profit	7,472,864	10,437,348

Other income and (expenses)
Interest income	3,836	19,000
Interest expense	(21,594)	-
Other income/(expense)	(17,758)	19,000

Income before income taxes	7,455,106	10,456,348

Income taxes	(1,964,629)	(3,437,578)
Net income	5,490,477	7,018,770

Other comprehensive income
Foreign currency translation adjustment	1,070,650	781,958
Comprehensive income	$6,561,127	$7,800,728

Basic net income per share	$0.07	$0.10
Weighted average number of shares outstanding	76,205,000	69,000,000

Diluted net income per share	$0.07	$0.10
Diluted weighted average number of shares outstanding	80,705,000	69,000,000

See accompanying notes to the financial statements

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

	Common stock shares	Common stock amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity

Balance at June 30, 2008	76,205,000	$7,008,712	$1,528,180	$68,742,653	$11,261,930	$88,541,475
Net income for the period	-	-	-	5,490,477	-	5,490,477
Foreign currency translation adjustment	-	-	-	-	1,070,650	1,070,650
Balance at September 30,2008	76,205,000	$7,008,712	$1,528,180	$74,233,130	$12,332,580	$95,102,602

See accompanying notes to the financial statements

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months ended September 30,
	2008	2007
Operating activities
Net income	$5,490,477	$7,018,770
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation	96,466	89,634
Warrant expense	382,045	-
Accrued interest	21,173	-
Changes in operating assets and liabilities
Accounts receivable	(7,526,834)	(10,781,567)
Other receivable	73,639	-
Inventory	5,420,116	2,921,429
Advance to suppliers	(6,176,527)	(2,907,038)
Prepaid taxes	-	1,475,158
Accounts payable	-	240,596
Other payable	(105,230)	-
Advance from customers	-	(416,397)
Taxes payable	1,560,129	2,089,847
Other current liabilities	13,654	-
Net cash used in operating activities	(750,892)	(269,568)

Investing activities
Purchase of equipment	(721)	(15,622)
Net cash used in investing activities	(721)	(15,622)

Effect of exchange rate changes in cash	129,465	783,252

Net increase (decrease) in cash and cash equivalents	(622,148)	498,062

Cash and cash equivalents, beginning of the period	8,632,879	6,060,428

Cash and cash equivalents, end of the period	$8,010,731	$6,558,490

Supplemental disclosure of cash flow information
Cash paid during the period:
Income taxes paid	$1,722,707	$1,714,612

See accompanying notes to the financial statements

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Prior to October 16, 2007, our only business activities were the organizational activities described above, including registration under the Securities Exchange Act of 1934, and efforts to locate a suitable business opportunity for acquisition. On October 16, 2007, the date of the closing of the Share Exchange, we acquired all of the issued and outstanding common stock of Longwei Petroleum Investment Holding Limited (“Longwei BVI”), a British Virgin Islands corporation incorporated on April 3, 2006.  Longwei BVI owns all of the issued and outstanding stock of Taiyuan Yahua Energy Conversion Co., Ltd. (“Taiyuan Yahua”), a Chinese limited liability company, which in turn is the sole shareholder of Taiyuan Longwei Economy & Trading Co., Ltd. (“Taiyuan Longwei”), a Chinese limited liability company.   We issued 69,000,000 shares of common stock in the share exchange transaction for 100% of the ownership of Longwei BVI. As a result of the share exchange transaction, Longwei BVI and its subsidiaries became our wholly owned subsidiaries.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

All operating activities are carried out through our wholly-owned Chinese subsidiary, Taiyuan Longwei Economy & Trading Co., Ltd. (“Taiyuan Longwei”), which was incorporated in 1995.  The operating company is located in Taiyuan City, China.  We purchase diesel, gasoline, fuel oil and kerosene from various suppliers. As an intermediary, we seek to earn profits by buying diesel, gasoline, fuel oil and kerosene at competitive prices and selling them to other wholesalers. In addition, we also earn revenues by acting as a purchase agent where we charge an agency fee, a fee which is charged to wholesalers who do not have a license to purchase directly from refineries. Further, the company owns a gas station located on its property where it generates additional profit and revenue. The cost of our products is largely dependent on the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond our control. When sudden and significant increases occur in the cost of fuel and lubricant products, we may not be able to pass on these increases through timely price increases to our customers. The timing of passing these costs to our customers can significantly affect our margins. The affect of lower crude oil prices, after the sale for a short time of higher priced inventory on hand at the time of the price decrease, reduces the cost of the products which, in turn, improves profit margins. Fuel oil is a liquid petroleum product that is burned in a furnace or boiler for the generation of heat or used in an engine for the generation of power. Solvents are unrefined petroleum products used in paint, dry-cleaning solvents, solvents for cutback asphalts and solvents for the rubber industry. We transport and market these products to other wholesale buyers. Our primary customers are large-scale gas stations, which represent 60% of our sales. These gas stations, which purchase diesel and gasoline from us, are located in Taiyuan City in the Shanxi Province of China. Our second largest group of customers is the coal plants and power supply companies that use our fuel oil for heat and power, along with our solvents, which comprise 30% of our business. Our third largest customers are the small independent gas stations. These represent 10% of our total sales, and purchase gasoline and diesel. Our operating company is located at No. 30 Guanghua Avenue, Xiaojingyu Xiang, Wan Bailin District, Taiyuan City, P.C. 030024, Shanxi Province, China, and our phone number is (86) 351-6527-366.

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

(c)    Principles of Consolidation

The accompanying financial statements include Longwei Petroleum Investment Holding Limited, its wholly owned subsidiary, Longwei Petroleum Investment Holding Limited, a British Virgin Island corporation, its wholly owned subsidiary, Taiyuan Yahua Energy Conversion Co., Ltd., a Chinese limited liability company, which owns 100% of the operating subsidiary, Taiyuan Longwei Economy & Trading Company, Ltd., a Chinese limited liability company.  Intercompany transactions have been eliminated in consolidation.

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

There was no impairment of long-lived assets as of September 30, 2008.

(f)    Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for three months ended September 30, 2008.

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.  If the RMB appreciates against the U.S. dollar, revenue and expenses would be higher than they would have been if there were no fluctuations in the currencies.  Conversely, if the RMB appreciates against the U.S. dollar, revenue and expenses would be lower than they would have been if there were no fluctuations in the currencies. The exchange rates adopted are as follows:

	2008	2007
Period end RMB exchange rate	6.7899	6.859
Average period RMB exchange rate	6.8377	7.276

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

 (n)    Income Taxes

The company has implemented SFAS No. 109, "Accounting for Income Taxes," which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The company has recorded no deferred tax assets or liabilities as of September 30, 2008, since nearly all differences in tax bases and financial statement carrying values are permanent differences.

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

In March 2008, FASB issued Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o)    Recent Accounting Pronouncements (Continued)

hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

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

3.    ACCOUNTS RECEIVABLE

The receivables and allowance balances at September 30, 2008 and June 30, 2008 are as follows:

	September 30, 2008	June 30, 2008
Accounts receivable	$19,785,012	12,134,507
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$19,785,012	12,134,507

4.    INVENTORIES

Inventories are the unsold petroleum products purchased from various suppliers, and consist of the following as of September 30, 2008 and June 30, 2008:

	September 30,	June 30,
	2008	2008
Diesel Oil	$11,689,430	$16,433,154
Gasoline	12,239,390	12,619,687
Less: allowances for slowing moving items	-	-
Total	$23,928,820	$29,052,841

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

5.    ADVANCE TO SUPPLIERS

The Company has made payments to unrelated suppliers in advance of receiving products and services. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $34,792,293 as of September 30, 2008.

6.    PROPERTY, PLANT AND EQUIPMENT

At September 30 and June 30, 2008, property, plant and equipment, at cost, consist of

	June 30, 2008	Impact of foreign currency exchange rate	Additions	September 30, 2008
Land and buildings	$2,052,874	$20,892	$-	$2,073,766
Machinery and production equipment	4,454,536	45,373	721	4,500,630
Total property, plant and equipment	6,507,410	66,265	721	6,574,396
Less: accumulated depreciation	(3,870,084)	(39,386)	(96,466)	(4,005,936)
Property, plant and equipment, net	$2,637,326	$26,879	$(95,745)	$2,568,460

Depreciation expense for the three months ended September 30, 2008 was $96,466.

7.  TAXES PAYABLE

Taxes payable consist of the following:

	September 30, 2008	June 30, 2008
Income tax payable	$1,450,660	$1,190,002
Value Added Tax payable	2,138,607	963,178
Business taxes payable and others	451,108	302,043

Total	$4,040,375	$2,455,223

8.  ACCRUED PAYABLES

Accrued payables consist of the following:

	September 30, 2008	June 30, 2008
Accrued salaries	$15,376	$15,221
Accrued staff welfare	246,521	230,518
Accrued expenses and miscellaneous	508,599	552,697
Total	$770,496	$798,436

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

9.    INCOME TAXES

(a)     Corporation Income Tax (“CIT”)

The Company is governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 25% since January 1, 2008.

The provision for income taxes for three months ended September 30, 2008 is summarized as follows:

2008
Current	$1,964,629
Deferred	-
$1,964,629

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

10.    SEGMENT INFORMATION

For the three months ended September 30, 2008
		Agency
	Product sales	Service	Total
Revenues	$ 42,526,196	$ 1,949,290	$ 44,475,486
Cost of revenues	34,835,475	-	34,835,475
Gross profit	7,690,721	1,949,290	9,640,011

Income from operations	5,505,816	1,949,290	7,455,106
Total assets	101,824,826	-	101,824,826
Depreciation	96,466	-	96,466

For the three months ended September 30, 2007
		Agency
	Product sales	Service	Total
Revenues	$ 32,110,699	$ 4,377,973	$ 36,488,672
Cost of revenues	25,434,493	259,397	25,693,890
Gross profit	6,676,206	4,118,576	10,794,782

Income from operations	6,318,772	4,118,576	10,437,348
Total assets	70,458,277	-	70,458,277
Depreciation	89,634	-	89,634

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

11.    GEOGRAPHICAL INFORMATION

 The Company's revenues by geographic destination are analyzed as follows:

	For the Three Months Ended September 30,
	2008	2007

PRC	$44,475,486	$36,488,672
Outside PRC	-	-

Total net revenues	$44,475,486	$36,488,672

12.    WARRANTS

We completed a convertible note on December 18, 2007, in the amount of $2,100,000 at an interest rate of 4% per annum, with a conversion feature of $0.70 per share (the conversion price) at the option of the investor.  Additionally, warrants were granted at an exercise price of $0.80. The convertible note will give the Company $2,100,000. After disbursement of fees and expenses, the Company netted $1,800,000.  Additionally, if all of the warrants are exercised, the Company will receive $1,200,000.  In using the Black- Scholes Calculation the company will have a total expense of $1,528,180 for the life of the warrants.  The note was for a period of 12 months expiring December 17, 2008. Each month expense would be $127,348.

ITEM  2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. These and other factors may cause our actual results to differ materially from any forward-looking statement.  We caution you not to place undue reliance on these forward-looking statements.  Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

Results of Operations

Revenue

The following table shows the different components comprising our total revenue for the three months ending September 30, 2008 and September 30, 2007.

All amounts in thousands of U.S. dollars

Sales by Products	2008	% of total revenues	Volume of sales in thousands	2007	% of total revenues	Volume of sales in thousands
			(gallons)			(gallons)
Diesel Oil	25,539	57.4%	8,854	18,336	50.3%	8,503
Gasoline	16,987	38.2%	5,993	12,540	34.4%	5,652
Fuel Oil	0	0%	0	1,235	3.4%	623
Kerosene	0	0%	0	0	0%	0

TOTALS Petroleum Products	42,526	95.6%	14,847	32,111	88.0%	14,778

Agency Fee	1,949	4.4%		4,378	12.0%

TOTAL REVENUE	44,475	100%		36,489	100%

For the three months ended September 30, 2008, revenues were $44,475,486, an increase of $7,986,814 or approximately 21.9% as compared to $36,488,672 for the same period in September 30, 2007. This increase was the result of stronger overall demand for petroleum products.  Diesel sales were $25.539 million or approximately 8.854 million gallons, an increase of $7.203 million or approximately .351 million gallons, and approximately 39.3% sales increase in the three month period year ending September 30, 2008, compared to $18.336 million or approximately 8.503 million gallons for the year ending September 30, 2007. Gasoline sales were $16.987 million or approximately 5.993 million gallons, an increase of $4.447 million or approximately .341 million gallon increase, and approximately 35.4% sales increase, compared to gasoline sales of $12.540 million or approximately 5.652 million gallons for the three months ending September 30, 2007.   These increases were mainly the result of greater purchases by our existing customers due to the continued growth of Shanxi Province.  The increase of petroleum products for the three months ending September 30, 2008 was mainly due to the following factors: the population in China in general has become wealthier; as a result, the demand for petroleum has increased and the economy in Shanxi Province where the Company's major customers are continued to experience growth. Management expects growth for the fiscal year 2009 to remain strong due to (i) continued strong growth in the China economy, (ii) a continued improvement in the wealth of its citizens, and (iii) business strategy of increasing storage for our products.  For the three months ended September 30, 2008, 50% of our customers were large-scale gas stations located in Taiyuan City in the Shanxi Province, compared to 60% for the three months ended September 30, 2007.   Our second largest group of customers is coal plants and power supply companies which use our diesel, gasoline and fuel oil to generate heat and power this group provided 40% of our business in 2008 compared to 30% in 2007. This group of customers will continue to remain strong as our local economy continues to grow and new power plants are built. We anticipate that in the fiscal year 2009 this group will represent 55% to 60% of our sales, as the company will focus on this particular customer segment due to larger bulk sales. Our third largest customer is the small, independent gas station which represents 10% of our total sales.  These stations buy gasoline and diesel from us.  This group will continue to remain strong as more cars are being used for transportation in Shanxi Province. Additionally, the impact of favorable currency exchange rates resulted in an increase of approximately $4.2 million in revenues, or 9.5%, as the RMB continued to appreciate against the dollar.  Agency fees decreased by 55.5%, a decrease of approximately $2.429 million.  Agency fee revenues were $1.949 million for the three months ended September 30, 2008, compared to $4.378 million in the same period of 2007. Agency fees are fees from companies not possessing the required license to buy direct from refineries.   We purchase petroleum on their behalf and arrange delivery for them.  The China government continues to grant licenses to other wholesalers to buy direct. Thus, we anticipate that agency fees will be reduced further in the future unless we are able to obtain new customers that want to go direct but do not have the required license.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2008 increased by $9.395 million or 36.9%, to $34.835 million as compared to $25.435 million for the prior quarter of 2007. This increase was mainly attributable to the increase of sales revenue.

The following table illustrates the items constituting our cost of goods sold for the three months ending September 30, 2008 and September 30, 2007.

(All amounts, other than percentages, in thousands of U.S. dollars)

Cost of Goods	2008	% of total cost of goods sold	% of total cost of goods vs its revenue	2007	% of total cost of goods	% of total cost of goods vs its revenue

Diesel Oil	21,751	62.4%	85.2%	14,684	57.2%	80.1%
Gasoline	13,084	37.6%	77.0%	9,773	38.1%	77.9%
Fuel Oil	0	0%	0%	978	3.8%	79.1%
Kerosene	0	0%	0%	0	0%	0%

TOTAL COST Petroleum Products	34,835	100%	78.3%	25,435	99.0%	69.7%

Agency Fee	0	0%	0%	259	1.0%	0.7%

TOTAL COST OF GOODS	34,835	100%		25,694	100%

Gross Profit Margin

Our gross profit margin was 21.7% for the three months ended September 30, 2008, compared to 29.6% for the three months ended September 30, 2007. The decrease was the result of the decline in agency fees which represent the greatest profit for the company due to the fact it is a service, and no purchases have to be made for this revenue. Agency fee profits declined by approximately 2.2 million or approximately 53.7%.  Additionally, the gross margins on diesel were approximately 14.8% for the quarter ending September 30, 2008 compared to 24.9% in quarter ending September 30, 2007.  The gross margins on gasoline were approximately 22.9% in the quarter ending September 30, 2008 compared to 22.1% for the same quarter in 2007, improving slightly. The decrease of diesel margins was the result of the company locking in fuel prices. The company made advance to suppliers of approximately $34.792 million in the quarter ending September 30, 2008 compared to $28.327 million in September 30, 2007. The risk associated with maintaining huge quantities of inventory and amounts of advances to suppliers has the effect of locking in prices.  We pay for fuel well in advance of the time we deliver commodities and establish customer prices.  Therefore, our gross margins will vary considerably from period to period, based on short-term prices of petroleum products. Management does not provide any type of hedging activity in order to reduce this risk; however management monitors petroleum prices in an effort to maintain profitability.

Selling General and Administrative Expenses

Selling, general and administrative expenses were $2.167 million for the quarter ending September 30, 2008, a $1.810 million increase, compared to $357,434 for the same period in 2007.   The increases for  the three month  period was due to the increased costs associated with the recapitalization of the company between Longwei Petroleum Investment Holding and Tabatha II, and the addition of 15 new sales personnel and staff to support the company’s growth.

Depreciation and Amortization

Depreciation and amortization expenses were $96,466 for the quarter ending September 30, 2008, an increase of $6,832 over the depreciation expense of $89,634 for the quarter ending September 30, 2007.

Income Tax Expenses

We incurred income tax expenses of $1,964,629 for the quarter ending September 30, 2008, a decrease of $1,472,949 or approximately 42.8%, decrease versus $3,437,578 for the quarter ending September 30, 2007. This decrease in taxes was the result of a decline in profit resulting from less agency fees. The company is governed by the income tax laws of China. The China statutory tax rate is 30% and the local tax rate is 3%.

Net Income

We earned a net income of $5,490,477 for the quarter ended September 30, 2008, a decrease of $1,528,293 or approximately 21.8% as compared to $7,018,770 for the quarter ending September 30, 2007. This was primarily due to the decline of agency fees profit of $2,169,286 in quarter ending September 30, 2008. Agency fees are fees from companies not possessing the required license to buy direct from refineries.   We purchase petroleum on their behalf and arrange delivery for them.  The China government continues to grant licenses to other wholesalers to buy direct. Thus, we anticipate that agency fees will be reduced further in the future unless we are able to obtain new customers that want to go direct but do not have the required license. This decline in agency fees will have a negative impact on net income and margins in future periods.

Net Income Margin

Net income margin for the quarter ending September 30, 2008 was approximately 12.3% compared to approximately 19.2% for the quarter ending September 30, 2007. This decrease as described above was largely the result of agency fee profits and revenues declining in the period. Management anticipates that net income margin will remain in the 12 to 15% profit range due to increase of costs associated with being a public company and the decline in agency fees.

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

We incurred a foreign currency translation adjustment of $1,070,650 for the quarter ending September 30, 2008 as compared with the foreign currency translation adjustment of $781,958 for the quarter ending September 30, 2007. On July 21, 2005, China reformed its foreign currency exchange policy, revalued RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar. We implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for quarter ending September 30, 2008. We used an exchange rate of 6.79 for assets and liabilities and used the average exchange rate of 6.84 for revenues and expenses, compared to the exchange rate of 7.51 in 2007 for assets and liabilities and 7.56 as the average rate used in calculating revenue and expenses. Historical exchange rates for shareholders’ equity were used.

Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.  If the RMB appreciates against the U.S. dollar, revenue and expenses would be higher than they would have been if there were no fluctuations in the currencies.  Conversely, if the RMB depreciates against the U.S. dollar, revenue and expenses would be lower than they would have been if there were no fluctuations in the currencies. The exchange rates adopted are as follows for quarter ending September 30, 2008 and September 30, 2007:

	2009	2008
Year end RMB: exchange rate	6.7899	6.859
Average yearly RMB: exchange rate	6.8377	7.276

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $8,010,731 compared to cash and cash equivalents of $6,558,490 in period ending September 30, 2007. This was the result of the convertible note the company did with certain accredited investors in which the company netted approximately $1.8 million.  The following table provides detailed information about our net cash flow for the September 30 period in 2008 and 2007 respectively.

	For the quarter ended September 30,
	2008	2007
Cash and cash equivalents, beginning of period	$8,632,879	$6,060,428
Net cash provided (used in) operating activities	$(750,892)	$(269,568)
Net cash (used in) investing activities	(721)	(15,622)
Net cash provided by financing activities	-	-
Effect of exchange rate, changes in cash	129,465	783,252
Cash and cash equivalents, end of the period	$8,010,731	$6,558,490

Operating Activities:

Net cash used in operating activities was $750,892 for the quarter ending September 30, 2008, compared in the net cash used of $269,568 for the three month period ending September 30, 2007. This was largely the result of increases in advances to suppliers to prepare for the anticipated stronger demand from our customers.  This was partially offset by the decrease in accounts receivables.

Investing Activities

Net cash used in investing activities was $721 in quarter ending September 30, 2008 compared to $15,622 in September 30, 2007.

Financing Activities:

We have no material commitments for capital expenditures as of September 30, 2008.

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

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the quarter ending September 30, 2008.

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

In March 2008, FASB issued Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.

Defaults upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits

The following exhibits are filed herewith:

3(i)

Articles of Incorporation (incorporated by reference from Registration Statement on Form 3(i) Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).

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

Date:  November 19, 2008