Form 10-Q
period 2008-12-31
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2009-02-17
CIK 1111817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes   No X

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at December 31, 2008
Common Stock, no par value	76,205,000

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

(a) The unaudited financial statements of registrant for six months ended December 31, 2008, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

TABLE OF CONTENTS

Balance Sheets

3

Statements of Operations and Comprehensive Income (Unaudited)

4

Statement of Changes in Stockholders’ Equity (Unaudited)

5

Statements of Cash Flows (Unaudited)

6

Notes to Unaudited Financial Statements

7

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND JUNE 30, 2008

	December 31, 2008	June 30, 2008
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$9,641,900	$8,632,879
Accounts receivable	27,584,670	12,134,507
Inventories	18,746,621	29,052,841
Advance to suppliers	34,174,816	28,327,067
Deposits	15,829,974	12,683,880
Total current assets	105,977,981	90,831,174

Construction in progress	820,813	-
Property, plant and equipment, net	3,628,107	2,637,326

Total assets	$110,426,901	$93,468,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$165,231
Convertible notes payable, net of discount of $ 0 and $636,742, respectively	2,268,000	1,508,135
Accrued payables	684,332	798,436
Taxes payable	4,048,948	2,455,223

Total current liabilities	7,001,280	4,927,025

Total liabilities	7,001,280	4,927,025

STOCKHOLDERS’ EQUITY
Common Stock; no par value, 100,000,000 shares authorized 76,205,000 and 76,205,000 shares issued and outstanding as of 12/31/08 and 06/30/08, respectively	7,008,712	7,008,712
Additional paid-in capital	1,528,180	1,528,180
Retained earnings	82,992,579	68,742,653
Accumulated other comprehensive income	11,896,150	11,261,930

Total stockholders’ equity	103,425,621	88,541,475

Total liabilities and stockholders’ equity	$110,426,901	$93,468,500

See accompanying notes to the unaudited financial statements

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

FOR THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Net revenues:
Product sales	$50,160,497	$36,257,575	$92,686,693	$68,368,276
Agency service	3,482,490	3,472,219	5,431,780	7,850,190
	53,642,987	39,729,794	98,118,473	76,218,466
Cost of revenues
Product sales	41,703,435	28,302,891	76,538,910	53,737,384
Agency service	-	536,719	-	796,116
	41,703,435	28,839,610	76,538,910	54,533,500
Gross profit	11,939,552	10,890,184	21,579,563	21,684,966

Operating Expenses
Salaries	46,048	73,653	91,846	109,662
Other selling, general and administrative expenses	(3,049)	1,529,150	2,118,300	1,850,575
	42,999	1,602,803	2,210,146	1,960,237
Operating profit	11,896,553	9,287,381	19,369,417	19,724,729

Other income and (expenses)
Interest income	4,134	3,854	7,970	22,854
Interest expense and financial cost	(102,474)	(302,762)	(124,068)	(2,762)
Other income/(expense)	(98,340)	(298,908)	(116,098)	20,092

Income before income taxes	11,798,213	8,988,473	19,253,319	19,744,821

Income taxes	(3,038,764)	(3,237,624)	(5,003,393)	(6,675,202)

Net income	8,759,449	5,750,849	14,249,926	13,069,619

Other comprehensive income
Foreign currency translation adjustment	(436,430)	1,871,808	634,220	2,653,766

Comprehensive income	$8,323,019	$7,622,657	$14,884,146	$15,723,385

Basic net income per share	$0.11	$0.08	$0.19	$0.18
Weighted average number of shares outstanding	76,205,000	73,956,522	76,205,000	71,478,261

See accompanying notes to the unaudited financial statements.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2008

	Common stock shares	Common stock amount	Additional paid-in capital	Retained earnings	Accumulated other comprehen- sive income	Total stockholders’ equity

Balance at June 30, 2008	76,205,000	$7,008,712	$1,528,180	$68,742,653	$11,261,930	$88,541,475
Net income for the period	-	-	-	14,249,926		14,249,926
Foreign currency translation adjustment	-	-	-	-	634,220	634,220
Balance at December 31, 2008	76,205,000	7,008,712	1,528,180	82,992,579	11,896,150	103,425,621

See accompanying notes to the unaudited financial statements.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

 STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

	Six months ended December 31,
	2008	2007
Operating activities
Net income	$14,249,926	$13,069,619
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation	196,676	179,599
Warrant expense	636,742	127,348
Accrued interest	123,123	2,762
Changes in non-cash operating working capital items:
Accounts receivable	(15,385,066)	(8,009,420)
Other receivable	(3,078,051)
Inventory	10,462,076	(4,755,726)
Advance to suppliers	(5,695,786)	(7,130,352)
Prepaid taxes	-	1,475,158
Accounts payable	(192,671)	240,234
Advance from customers	-	(379,057)
Taxes payable	1,580,553	3,173,125
Other current liabilities	19,051	43,240
Net cash provided by (used in) operating activities	2,916,573	(1,963,470)

Investing activities
Purchase of equipment	(1,994,122)	(15,621)
Net cash used in investing activities	(1,994,122)	(15,621)

Financing activities
Proceeds from the issuance of the convertible notes	-	2,100,000
Payment for share issuance cost	-	-
Net cash provided by financing activities	-	2,100,000

Effect of exchange rate changes in cash	86,570	2,655,059

Net increase in cash and cash equivalents	1,009,021	2,775,968

Cash and cash equivalents, beginning of the period	8,632,879	6,060,428

Cash and cash equivalents, end of the period	$9,641,900	$8,836,396

Supplemental disclosure of cash flow information
Cash paid during the period:
Income taxes paid	$3,960,761	$2,919,949

See accompanying notes to the financial statements.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

There was no impairment of long-lived assets as of December 31, 2008.

(f)    Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for six months ended December 31, 2008.

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

2008
Period end RMB exchange rate	6.8225
Average period RMB exchange rate	6.8408

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

 (n)    Income Taxes

The company has implemented SFAS No. 109, "Accounting for Income Taxes," which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The company has recorded no deferred tax assets or liabilities as of December 31, 2008, since nearly all differences in tax bases and financial statement carrying values are permanent differences.

 (o)    Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS 160”). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board (“IASB”). FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, acquisition costs, intellectual property, research and development, and restructuring costs. FAS 160 establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company is currently evaluating the impact of adopting FAS 141R and FAS 160 on its Consolidated Financial Statements which are effective for the Company at the beginning of its fiscal year 2010.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires enhanced disclosures about a company’s derivative and hedging activities. The Company currently is evaluating the impact of the adoption of the enhanced disclosures required by FAS 161 which is effective for the Company at the beginning of its fiscal year 2010.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact, if any, of adopting FAS 162, on its Consolidated Financial Statement

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities.  This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company does not expect that the adoption of SFAS 163 will have a material impact on its financial statements.

3.    ACCOUNTS RECEIVABLE

The receivables and allowance balances at December 31 and June 30, 2008are as follows:

	December 31, 2008	June 30, 2008
Accounts receivable	$27,584,670	$12,134,507
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$27,584,670	$12,134,507

4.    INVENTORIES

Inventories are the unsold petroleum products purchased from various suppliers, and consist of the following as of December 31 and June 30, 2008:

	December 31,	June 30,
	2008	2008
Diesel Oil	$7,097,812	$16,433,154
Gasoline	9,177,098	12,619,687
Solvent Oil	2,189,838	-
Fuel Oil	281,873	-
Less: allowances for slowing moving items	-	-
Total	$18,746,621	$29,052,841

5.    ADVANCE TO SUPPLIERS

The Company has made payments to unrelated suppliers in advance of receiving products and services. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $ 34,174,816 and $ 28,327,067as of December 31, 2008 and June 30, 2008.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

6.

CONSTRUCTION IN PROGRESS

The Company has made improvements on its machine and equipment in the gas stations, which can prolong their useful life, and the cost is recorded to Construction in progress, and  transferred to property, plant and equipment when the improvement is completed.

	30-Jun-08	Addition	Transferred to property, plant and equipment	31-Dec-08
Construction in progress	$-	$1,993,404	$1,172,591	$820,813

7.    PROPERTY, PLANT AND EQUIPMENT

At December 31 and June 30, 2008, property, plant and equipment, at cost, consist of

	June 30, 2008	Impact of foreign currency exchange rate	Additions	December 31, 2008
Land and buildings	$2,052,874	$10,983	$-	$2,063,857
Machinery and production equipment	4,454,536	23,870	1,173,309	5,651,715
Total property, plant and equipment	6,507,410	34,853	1,173,309	7,715,572
Less: accumulated depreciation	(3,870,084)	-	(217,381)	(4,087,465)
Property, plant and equipment, net	$2,637,326	$34,853	$955,928	$3,628,107

Depreciation expense for the six months ended December 31, 2008 was $ 212,739.

8.  TAXES PAYABLE

Taxes payable consist of the following:

	December 31, 2008	June 30, 2008
Income tax payable	$2,260,687	$1,190,002
Value Added Tax payable	1,426,983	963,178
Business taxes payable and others	361,278	302,043

Total	$4,048,948	$2,455,223

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

9.  ACCRUED PAYABLES

Other current liabilities consist of the following:

	December 31, 2008	June 30, 2008
Accrued salaries	$15,302	$15,221
Accrued staff welfare	250,806	230,518
Accrued expenses and miscellaneous	418,224	552,697
Total	$684,332	$798,436

10.    INCOME TAXES

(a)     Corporation Income Tax (“CIT”)

The Company is governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 25% since January 1, 2008.

The provision for income taxes for six months ended December 31, 2008 is summarized as follows:

2008
Current	$5,003,393
Deferred	-
$5,003,393

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

11.    SEGMENT INFORMATION

For the three months ended December 31, 2008
		Agency
	Product sales	Service	Total
Revenues	50,160,497	3,482,490	53,642,987
Cost of revenues	41,703,435	-	41,703,435
Gross profit	8,457,062	3,482,490	11,939,552

Income from operations	8,414,063	3,482,490	11,896,553
Total assets	110,426,901	-	110,426,901
Depreciation	100,210	-	100,210

For the three months ended December 31, 2007
		Agency
	Product sales	Service	Total
Revenues	$ 36,257,575	$ 3,472,219	$ 39,729,794
Cost of revenues	28,302,891	536,719	28,839,610
Gross profit	$ 7,954,684	$ 2,935,500	$ 10,890,184

Income from operations	$ 6,351,881	$ 2,935,500	$ 9,287,381
Total assets	$ 81,774,542	$ -	$ 81,774,542
Depreciation	$ 89,965	$ -	$ 89,965

For the six months ended December 31, 2008
		Agency
	Product sales	Service	Total
Revenues	92,686,693	5,431,780	98,118,473
Cost of revenues	76,538,910	-	76,538,910
Gross profit	16,147,783	5,431,780	21,579,563

Income from operations	13,937,637	5,431,780	19,369,417
Total assets	110,426,901	-	110,426,901
Depreciation	196,676	-	196,676
For the six months ended December 31, 2007
		Agency
	Product sales	Service	Total
Revenues	$ 68,368,276	$ 7,850,190	$ 76,218,466
Cost of revenues	53,737,384	796,116	54,533,500
Gross profit	$ 14,630,892	$ 7,054,074	$ 21,684,966

Income from operations	$ 12,670,655	$ 7,054,074	$ 19,724,729
Total assets	$ 81,774,542	$ -	$ 81,774,542
Depreciation	$ 179,599	$ -	$ 179,599

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

12.    GEOGRAPHICAL INFORMATION

 The Company's revenues by geographic destination are analyzed as follows:

	For the Three Months Ended December 31,
	2008	2007

PRC	$53,642,987	$39,729,794
Outside PRC	-	-

Total net revenues	$53,642,987	$39,729,794

	For the six Months Ended December 31,
	2008	2007

PRC	$98,118,473	$76,218,466
Outside PRC	-	-

Total net revenues	$98,118,473	$76,218,466

13.    WARRANTS AND CONVERTIBLE NOTES

We completed a convertible note on December 18, 2007, in the amount of $2,100,000 at an interest rate of 4% per annum, with a conversion feature of $0.70 per share (the conversion price) at the option of the investor.  Additionally, warrants were granted at an exercise price of $0.80. The convertible note will give the Company $2,100,000. After disbursement of fees and expenses, the Company netted $1,800,000.   On January 29, 2009, the company entered into an amendment agreement where the notes dated December 18, 2007 were extended to September 18, 2009 at an interest rate of 8%.  The investors in turn will be issued Class B Warrants with the expiration date being for a term of five years. Both the Class A and B will have an exercise price of $.80 per share and will convert into the company's common shares. The investors will have piggyback registration rights on the common shares underlying the Class A and Class B Warrants. The investors will have cashless exercise rights on the Warrants. The company paid interest of $168,000 representing the accrued interest on the Notes as of December 18, 2008. In using the Black- Scholes Calculation the company will have a total expense of $1,528,180 for the life of the warrants.  The note was for a period of 12 months expiring December 17, 2008. Each month’s expense would be $127,348.

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

Results of Operations

Revenue

The following table shows the different components comprising our total revenue for the three months ending December 31, 2008 and December 31, 2007.

All amounts in thousands of U.S. dollars

Sales by Products	2008	% of total revenues	Volume of sales in thousands	2007	% of total revenues	Volume of sales in thousands
			(gallons)			(gallons)
Diesel Oil	27,013	50.4%	9,258	20,847	52.5%	8,651
Gasoline	21,248	39.6%	7,274	9,895	24.9%	4,477
Fuel Oil	650	1.2%	604	2,153	5.4%	1,087
Kerosene	1,249	2.3%	302	3,363	8.5%	1,682

TOTALS Petroleum Products	50,160	93.5%	17,438	36,258	91.3%	16,897

Agency Fee	3,483	6.5%		3,472	8.7%

TOTAL REVENUE	53,643	100%		39,730	100%

The following table shows the different components comprising our total revenue for the six months ending December 31, 2008 and December 31, 2007.

All amounts in thousands of U.S. dollars

Sales by Products	2008	% of total revenues	Volume of sales in thousands	2007	% of total revenues	Volume of sales in thousands
			(gallons)			(gallons)
Diesel Oil	52,552	53.6%	18,112	39,183	51.4%	17,154
Gasoline	38,235	39.0%	13,267	22,434	29.4%	10,129
Fuel Oil	650.6%		604	3,388	4.5%	1,710
Kerosene	1,249	1.3%	302	3,363	4.4%	1,682

TOTALS Petroleum Products	92,686	94.5%	32,285	68,368	89.7%	31,675

Agency Fee	5,432	5.5%		7,850	10.3%

TOTAL REVENUE	98,118	100%		76,218	100%

For the three months ended December 31, 2008, revenues were $53.643 million, an increase of $13.913 million or approximately 35.0% as compared to $39.730 million for the same period in December 31, 2007. This increase was the result of stronger overall demand for petroleum products.  Diesel sales were $27.013 million or approximately 9.258 million gallons, an increase of $6.166 million and a increase of  approximately .607 million gallons, in the three months period year ending December 31, 2008, compared to $20.847 million or approximately 9.651 million gallons for the three months ending December 31, 2007. Gasoline sales were $21.248 million or approximately 7.274 million gallons, an increase of $11.353 million or approximately 114.7% increase and an increase of 2.797 million gallon, compared to gasoline sales of $9.895 million or approximately 4.477 million gallons for the three months ending December 31, 2007.   This increase was mainly the result of greater purchases by our existing customers, primarily power supply companies due to the continued growth of Shanxi Province.

For the six months ended December 31, 2008, revenues were $98.118 million, an increase of $21.900 million or approximately 28.7% as compared to $76.218 million for the same period in December 31, 2007. This increase was the result of stronger overall demand for petroleum products.  Diesel sales were $52.552 million or approximately 18.112 million gallons, an increase of $13.369 million and an increase of  approximately .958 million gallons, in the six months period year ending December 31, 2008, compared to $39.183 million or approximately 17.154 million gallons for the six months ending December 31, 2007. Gasoline sales were $38.235 million or approximately 13.267 million gallons, an increase of $15.801 million or approximately 70.4% increase and an increase of 3.138 million gallon, compared to gasoline sales of $22.434 million or approximately 10.129 million gallons for the six months ending December 31, 2007.   This increase was mainly the result of greater purchases by our existing customers, primarily power supply companies due to the continued growth of Shanxi Province. In addition, the increase of petroleum products for the six months ending December 31, 2008 was mainly due to the following factors: the population in China in general has become wealthier; as a result, the demand for petroleum has increased and the economy in Shanxi Province where the Company's major customers are continued to experience growth. Management expects growth for the fiscal year 2009 to remain strong due to (i) continued strong growth in the China economy, (ii) a continued improvement in the wealth of its citizens, and (iii) business strategy of increasing storage for our products.  For the six months ended December 31, 2008, 45%

of our customers were large-scale gas stations located in Taiyuan City in the Shanxi Province, compared to 60% for the six months ended December 31, 2007.   Our second largest group of customers is coal plants and power supply companies which use our diesel, gasoline and fuel oil to generate heat and power this group provided 45% of our business in 2008 compared to 30% in 2007. This group of customers will continue to remain strong as our local economy continues to grow and new power plants are built. We anticipate that in the fiscal year 2009 this group will represent 55% to 60% of our sales, as the company will focus on this particular customer segment due to larger bulk sales. Our third largest customer is the small, independent gas station which represents 10% of our total sales.  These stations buy gasoline and diesel from us.  This group will continue to remain strong as more cars are being used for transportation in Shanxi Province.

Agency fees were $3.483 million for the three months period ending December 31, 2008 compared to $3.472 million for the three months ending December 31, 2007 a slight increase of .11 million.

 Agency fee revenues were $5.432 million for the six months ended December 31, 2008, compared to $7.850 million in the same period of 2007.  The decrease of $2.418 million or approximately 30.8% was due to the expected decline in agency fees. Agency fees are fees from companies not possessing the required license to buy direct from refineries.   We purchase petroleum on their behalf and arrange delivery for them.  The China government continues to grant licenses to other wholesalers to buy direct. Thus, we anticipate that agency fees will be reduced further in the future unless we are able to obtain new customers that want to go direct but do not have the required license.

Cost of Goods Sold

Cost of goods sold for the three months ended December 31, 2008 increased by $12.863 million or 44.6%, to $41.703 million as compared to $28.840 million for the same quarter of 2007. This increase was mainly attributable to the increase of sales revenue.

Cost of goods sold for the six months ended December 31, 2008 increased by $22.005 million or 40.3%, to $76.539 million as compared to $54.534 million for the six months period December 31, 2007. This increase was mainly attributable to the increase of sales revenue

The following table illustrates the items constituting our cost of goods sold for the three months ending December 31, 2008 and December 31, 2007.

(All amounts, other than percentages, in thousands of U.S. dollars)

Cost of Goods	2008	% of total cost of goods sold	% of total cost of goods vs its revenue	2007	% of total cost of goods	% of total cost of goods vs revenue

Diesel Oil	22,949	55.0%	85.0%	14,798	51.3%	71.0%
Gasoline	17,055	40.9%	80.3%	8,697	30.2%	87.9%
Fuel Oil	575	1.4%	88.5%	1,830	6.3%	85.0%
Kerosene	1,124	2.7%	90.0%	2,978	10.3%	88.6%

TOTAL COST Petroleum Products	41,703	100%	83.1%	28,303	98.1%	78.1%

Agency Fee	0	0%	0%	537	1.9%	15.5%

TOTAL COST OF GOODS	41,703	100%		28,840	100%

The following table illustrates the items constituting our cost of goods sold for the six months ending December 31, 2008 and December 31, 2007.

(All amounts, other than percentages, in thousands of U.S. dollars)

Cost of Goods	2008	% of total cost of goods sold	% of total cost of goods vs its revenue	2007	% of total cost of goods	% of total cost of goods vs revenue

Diesel Oil	44,701	58.4%	85.0%	29,481	54.1%	75.2%
Gasoline	30,139	39.4%	78.8%	18,470	33.9%	82.3%
Fuel Oil	575.7%		88.5%	2,808	5.0%	82.9%
Kerosene	1,124	1.5%	90.0%	2,978	5.5%	88.6%

TOTAL COST Petroleum Products	76,539	100%	78.0%	53,737	98.5%	78.6%

Agency Fee	0	0%	0%	797	1.5%	10.1%

TOTAL COST OF GOODS	76,539	100%		54,534	100%

Gross Profit Margin

Our gross profit margin was 22.3% for the three months ended December 31, 2008, compared to 27.4% for the three months ended December 31, 2007. The decrease was the result of the gross margins on diesel were approximately 15.0% for the quarter ending December 31, 2008 compared to 29.0% in quarter ending December 31, 2007.  The gross margins on gasoline were approximately 19.7% in the quarter ending December 31, 2008 compared to 12.1% for the same quarter in 2007, improving by approximately 7.6%. The decrease of diesel margins was the result of the company locking in fuel prices where diesel prices decreased.  The increase in gasoline margins was the result of higher demand for gasoline in the Shanxi Province primarily by our power supply customers.

Our gross profit margin was 22.0% for the six months ended December 31, 2008, compared to 28.5% for the six months ended December 31, 2007. The decrease was the result of the gross margins on diesel were approximately 15.0% for the six months ending December 31, 2008 compared to 24.8% in six months ending December 31, 2007.  The gross margins on gasoline were approximately 21.2% in the six months period ending December 31, 2008 compared to 17.7% for the same quarter in 2007, improving by approximately 3.5%. The decrease of diesel margins was the result of the company locking in fuel prices where diesel prices decreased.  The increase in gasoline margins was the result of higher demand for gasoline in the Shanxi Province  primarily by our power supply customers .

The company made advance to suppliers of approximately $34.175 million in the six months ending December 31, 2008 compared to $22.676 million in December 31, 2007. The risk associated with maintaining huge quantities of inventory and amounts of advances to suppliers has the effect of locking in prices.  We pay for fuel well in advance of the time we deliver commodities and establish customer prices.  Therefore, our gross margins will vary considerably from period to period, based on short-term prices of petroleum products. Management does not provide any type of hedging activity in order to reduce this risk; however management monitors petroleum prices in an effort to maintain profitability.

Selling General and Administrative Expenses

Selling, general and administrative expenses were $42,999 for the three months ending December 31, 2008, as compared to $1,529,150 as a result of a holiday period in the last week of the quarter in  China where many of the administrative expenses were paid in the first quarter to avoid having late payments.

Selling, general and administrative expenses were $2.118 million for the six months ending December 31, 2008, a $.267 million increase, compared to $1.850 for the same period in 2007.  The increases for  the six month period was due to the increased costs associated with the being public.

Depreciation and Amortization

Depreciation and amortization expenses were $100,210 for the quarter ending December 31, 2008, an increase of $10,245 over the depreciation expense of $89,965 for the quarter ending December 31, 2007.

Depreciation and amortization expenses were $196,676 for the six months ending December 31, 2008, an increase of $17,077 over the depreciation expense of $179,599 for the six months ending December 31, 2007.

Income Tax Expenses

We incurred income tax expenses of $3,038,764 for the quarter ending December 31, 2008, a decrease of $198,860 or approximately 6.1%, versus $3,237,624 for the quarter ending December 31, 2007.

We incurred income tax expenses of $5,003,393 for the six months ending December 31, 2008, a decrease of $1,671,809 or approximately 25.0%, versus $6,675,202 for the six months ending December 31, 2007. The company is governed by the income tax laws of China. The China statutory tax rate is 30% and the local tax rate is 3%.

Net Income

We earned a net income of $8.759 million for the quarter ended December 31, 2008, an increase of $3.008 million or approximately 52.3% as compared to $5.750 million for the quarter ending December 31, 2007. This was primarily due to the increase in sales of petroleum products especially to power supply companies in the Shanxi Province during the quarter.

In the six-month period ending December 31, 2008 net income was $14.250 million, an increase of $1.180 million or approximately 9.0% as compared to $13.070 million for six month period ending December 31, 2007. This was primarily due to the increase in sales of petroleum products especially to power supply companies in the Shanxi Province during the period.

Net Income Margin

Net income margin for the quarter ending December 31, 2008 was approximately 16.3% compared to approximately 14.5% for the quarter ending December 31, 2007. This increase as described above was largely the result of higher profit margins on gasoline products. In addition agency fees contributed to the improved margins as agency fee profits increased by $546,990. Management anticipates that net income margin will remain in the 12 to 17% profit range due to increase of costs associated with being a public company and the future declines in agency fees.

Net income margin for the six months ending December 31, 2008 was approximately 14.5% compared to approximately 17.1% for the six months ending December 31, 2007. This decrease was the result of a decline in diesel profit margins due to the company locking in prices well in advance prior to selling to their customers. In addition, agency fee profit decreased by $1.622. Management anticipates that net income margin will remain in the 12 to 17% profit range due to increase of costs associated with being a public company and the future declines in agency fees.

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

We incurred a foreign currency translation adjustment loss of $436,430 for the quarter ending December 31, 2008 as compared with the foreign currency translation adjustment gain of $1,871,808 for the quarter ending December 31, 2007. On July 21, 2005, China reformed its foreign currency exchange policy, revalued RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar. We implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for quarter ending December 31, 2008. We used an exchange rate of 6.82 for assets and liabilities and used the average exchange rate of 6.84 for revenues and expenses, compared to the exchange rate of 7.31 in 2007 for assets and liabilities and 7.41 as the average rate used in calculating revenue and expenses. Historical exchange rates for shareholders’ equity were used.

Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.  If the RMB appreciates against the U.S. dollar, revenue and expenses would be higher than they would have been if there were no fluctuations in the currencies.  Conversely, if the RMB depreciates against the U.S. dollar, revenue and expenses would be lower than they would have been if there were no fluctuations in the currencies. The exchange rates adopted are as follows for quarter ending December 31, 2008 and December 31, 2007:

	2008	2007
Year end RMB: exchange rate	7.304	6.859
Average yearly RMB: exchange rate	7.406	7.276

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $9,641,900 compared to cash and cash equivalents in the beginning of the period of $8,632,879 in period ending December 31, 2007. This was primarily the result of a decrease in inventories. The following table provides detailed information about our net cash flow for the December 31 period in 2008 and 2007 respectively.

	For the quarter ended December 31,
	2008	2007
Cash and cash equivalents, beginning of period	$8,632,879	$6,060,428
Net cash provided (used in) operating activities	$2,916,573	$(1,963,470)
Net cash (used in) investing activities	(1,994,122)	(15,621)
Net cash provided by financing activities	-	2,100,000
Effect of exchange rate, changes in cash	86,570	2,655,059
Cash and cash equivalents, end of the period	$9,641,900	$8,836,396

Operating Activities:

Net cash provided in operating activities was $$2,916,573 for the six month period ending December 31, 2008, compared in the net cash used of $1,963,470 for the six months period ending December 31, 2007. This was largely the result of decreases in inventory as a result of strong. This was partially offset by increases to advances to suppliers to increase inventory levels to meet demands of our customers.

Investing Activities:

Net cash used in investing activities was $1,994,122 in the six months ending December 31, 2008 to purchase new storage equipment to prepare for anticipated stronger demand from our customers. This compares to net cash used in investing activities of $15,622 in December 31, 2007.

Financing Activities:

The company had no cash used in financing activities in the six month period ending December 31, 2008 compared to net cash used in financing activities of $2,100,000 in the same period of December, 2007.

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

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the six-month period ending December 31, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Commodity Risk

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

ITEM 4T.

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

There was no change in the Company's internal control over financial reporting during the six month period ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 1A.

Risk Factors

We face risks in operating our business, including risks that may prevent us from achieving our business objectives or that may adversely affect our business, financial condition and operating results. Risks relating to our business and industry include, among others: our ability to attract new customers; our ability to maintain our gross margin of petroleum products and petroleum product purchases, and competition and competitive factors in the markets in which we compete.  There are no material changes to the risk factors previously disclosed in the Company's last annual report on Form 10-K.

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

By: /s/ Cai Yongjun, Chief Executive Officer (duly authorized officer)

By: /s/ Wang Junping, Chief Financial Officer (principal accounting and financial officer)

Date:  February 13, 2009