Form 10-Q
period 2009-03-31
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2009-05-15
CIK 1111817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes   No X

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at March 31, 2009
Common Stock, no par value	76,205,000

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

(a) The unaudited financial statements of registrant for nine months ended March 31, 2009, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

TABLE OF CONTENTS

Balance Sheets

3

Statements of Operations and Comprehensive Income (Unaudited)

4

Statement of Changes in Stockholders’ Equity (Unaudited)

5

Statements of Cash Flows (Unaudited)

6

Notes to Unaudited Financial Statements

7

 LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

BALANCE SHEETS AS OF MARCH 31, 2009 AND JUNE 30, 2008

	March 31, 2009	June 30, 2008
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$9,617,989	$8,632,879
Accounts receivable	26,688,372	12,134,507
Inventories	14,370,467	29,052,841
Advance to suppliers	37,307,230	28,327,067
Deposits	-	12,683,880
Total current assets	87,984,058	90,831,174

Construction in progress	23,852,728	-
Property, plant and equipment, net	4,348,640	2,637,326

Total assets	$116,185,426	$93,468,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$165,231
Convertible notes payable, net of discount of $ 0 and $636,742, respectively	2,147,868	1,508,135
Accrued payables	685,677	798,436
Taxes payable	3,413,994	2,455,223

Total current liabilities	6,247,539	4,927,025

Total liabilities	6,247,539	4,927,025

STOCKHOLDERS’ EQUITY
Common Stock; no par value, 100,000,000 shares authorized, 76,205,000 and 76,205,000 shares issued and outstanding as of 03/31/09 and 06/30/08, respectively	7,008,712	7,008,712
Additional paid-in capital	1,528,180	1,528,180
Retained earnings	89,654,719	68,742,653
Accumulated other comprehensive income	11,746,276	11,261,930

Total stockholders’ equity	109,937,887	88,541,475

Total liabilities and stockholders’ equity	$116,185,426	$93,468,500

See accompanying notes to the unaudited financial statements

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

FOR THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Net revenues:
Product sales	$46,622,276	$30,213,210	$139,308,969	$98,581,486
Agency service	3,097,818	2,265,492	8,529,598	10,115,682
	49,720,094	32,478,702	147,838,567	108,697,168
Cost of revenues
Product sales	40,049,434	22,180,278	116,588,344	75,917,662
Agency service	-	473,088	-	1,269,204
	40,049,434	22,653,366	116,588,344	77,186,866
Gross profit	9,670,660	9,825,336	31,250,223	31,510,302

Operating Expenses
Salaries	67,026	93,336	158,872	202,998
Other selling, general and administrative expenses	641,900	2,964,692	2,760,200	4,815,267
	708,926	3,058,028	2,919,072	5,018,265
Operating profit	8,961,734	6,767,308	28,331,151	26,492,037

Other income and (expenses)
Interest income	4,253	6,303	12,223	29,157
Interest expense and financial cost	(48,492)	(21,466)	(172,560)	(24,228)
Other income/(expense)	(44,239)	(15,163)	(160,337)	4,929

Income before income taxes	8,917,495	6,752,145	28,170,814	26,496,966

Income taxes	(2,255,355)	(1,688,036)	(7,258,748)	(8,363,238)

Net income	6,662,140	5,064,109	20,912,066	18,133,728

Other comprehensive income
Foreign currency translation adjustment	(149,874)	3,076,127	484,346	5,729,892

Comprehensive income	$6,512,266	$8,140,236	$21,396,412	$23,863,620

Basic net income per share	$0.09	$0.07	$0.27	$0.25
Weighted average number of shares outstanding	76,205,000	75,000,000	76,205,000	72,643,636

See accompanying notes to the unaudited financial statements.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2009

	Common stock shares	Common stock amount	Additional paid-in capital	Retained earnings	Accumulated other comprehen- sive income	Total stockholders’ equity

Balance at June 30, 2008	76,205,000	$7,008,712	$1,528,180	$68,742,653	$11,261,930	$88,541,475
Recapitalization	-	-	-	-	-	-
Warrants issued with convertible debt	-	-	-	-	-	-
Net income for the period	-	-	-	20,912,066	-	20,912,066
Foreign currency translation adjustment	-	-	-	-	484,346	484,346
Balance at March 31, 2009	76,205,000	$7,008,712	$1,528,180	$89,654,719	$11,746,276	$109,937,887

See accompanying notes to the unaudited financial statements.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

 STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

	Nine months ended March 31,
	2009	2008
Operating activities
Net income	$20,912,066	$18,133,728
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation	289,411	269,563
Warrant expense	636,742	1,528,180
Accrued interest	170,992	(995,026)
Changes in non-cash operating working capital items:
Accounts receivable	(14,508,584)	(10,560,551)
Other receivable	12,731,210	-
Inventory	14,790,786	(5,696,312)
Advance to suppliers	(8,649,719)	(14,306,316)
Prepaid taxes	-	1,475,158
Accounts payable	(588,269)	240,502
Advance from customers	-	(323,715)
Taxes payable	949,609	2,995,347
Other current liabilities	21,476	120,274
Net cash provided by (used in) operating activities	26,755,720	(7,119,168)

Investing activities
Purchase of equipment	(25,843,611)	(17,353)
Net cash used in investing activities	(25,843,611)	(17,353)

Financing activities
Proceeds from the issuance of the convertible notes	-	2,100,000
Payment for share issuance cost	-	-
Net cash used in financing activities	-	2,100,000

Effect of exchange rate changes in cash	73,001	5,731,187

Net increase (decrease) in cash and cash equivalents	985,110	694,666

Cash and cash equivalents, beginning of the period	8,632,879	6,060,428

Cash and cash equivalents, end of the period	$9,617,989	$6,755,094

Supplemental disclosure of cash flow information
Cash paid during the period:
Income taxes paid	$6,752,167	$6,005,048

See accompanying notes to the financial statements.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

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

There was no impairment of long-lived assets as of March 31, 2009.

(f)    Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for nine months ended March 31, 2009.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

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

2009
Period end RMB exchange rate	6.8336
Average period RMB exchange rate	6.8464

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

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

 (n)    Income Taxes

The company has implemented SFAS No. 109, "Accounting for Income Taxes," which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The company has recorded no deferred tax assets or liabilities as of March 31, 2009, since nearly all differences in tax bases and financial statement carrying values are permanent differences.

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP 142-3 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF Issue No. 08-3 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

3.    ACCOUNTS RECEIVABLE

The receivables and allowance balances at March 31, 2009 and June 30, 2008are as follows:

	March 31, 2009	June 30, 2008
Accounts receivable	$26,688,372	$12,134,507
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$26,688,372	$12,134,507

4.    INVENTORIES

Inventories are the unsold petroleum products purchased from various suppliers, and consist of the following as of March 31, 2009 and June 30, 2008:

	March 31,	June 30,
	2009	2008
Diesel Oil	$6,178,035	$16,433,154
Gasoline	5,010,878	12,619,687
Solvent Oil	2,561,690	-
Fuel Oil	619,864	-
Less: allowances for slowing moving items	-	-
Total	$14,370,467	$29,052,841

5.    ADVANCE TO SUPPLIERS

The Company has made payments to unrelated suppliers in advance of receiving products and services. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $ 37,307,230 and $ 28,327,067 as of March 31, 2009 and June 30, 2008.

6.

CONSTRUCTION IN PROGRESS

The Company is currently building a new storage facility in Gujiao City which will add 70,000 metric tons of storage capacity to serve Gujiao city and the surrounding area. The cost is recorded to Construction in progress, and transferred to property, plant and equipment when the improvement is completed and the equipment is purchased.

	30-Jun-08	Addition	Transferred to property, plant and equipment	Impact of foreign currency exchange rate	31-Mar-09
Construction in progress	$-	$23,852,728	$0	$0	$23,852,728

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

7.    PROPERTY, PLANT AND EQUIPMENT

At March 31, 2009 and June 30, 2008, property, plant and equipment, at cost, consist of

	June 30, 2008	Impact of foreign currency exchange rate	Additions	March 31, 2009
Land and buildings	$2,052,874	$7,632	$102,435	$2,162,941
Machinery and production equipment	4,454,536	16,595	1,888,448	6,359,579
Total property, plant and equipment	6,507,410	24,227	1,990,883	8,522,520
Less: accumulated depreciation	(3,870,084)	(14,385)	(289,411)	(4,173,880)
Property, plant and equipment, net	$2,637,326	$9,842	$1,701,472	$4,348,640

Depreciation expense for the nine months ended March 31, 2009 was $289,411.

8.  TAXES PAYABLE

Taxes payable consist of the following:

	March 31, 2009	June 30, 2008
Income tax payable	$1,729,289	$1,190,002
Value Added Tax payable	1,335,198	963,178
Business taxes payable and others	349,507	302,043

Total	$3,413,994	$2,455,223

9.  ACCRUED PAYABLES

Other current liabilities consist of the following:

	March 31, 2009	June 30, 2008
Accrued salaries	$15,277	$15,221
Accrued staff welfare	252,855	230,518
Accrued expenses and miscellaneous	417,545	552,697
Total	$685,677	$798,436

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

10.    INCOME TAXES

(a)     Corporation Income Tax (“CIT”)

The Company is governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 30% since January 1, 2008.

The provision for income taxes for nine months ended March 31, 2009 is summarized as follows:

2009
Current	$7,258,748
Deferred	-
$7,258,748

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

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

11.    SEGMENT INFORMATION

For the three months ended March 31, 2009
Agency
	Product sales	Service	Total
Revenues	$ 46,622,276	$ 3,097,818	$ 49,720,094
Cost of revenues	$ 40,049,434	$ -	$ 40,049,434
Gross profit	$ 6,572,842	$ 3,097,818	$ 9,670,660

Income from operations	$ 5,863,916	$ 3,097,818	$ 8,961,734
Total assets	$ 116,185,426	$ -	$ 116,185,426
Depreciation	$ 72,030	$ -	$ 72,030

For the three months ended March 31, 2008
Agency
	Product sales	Service	Total
Revenues	$ 30,213,210	$ 2,265,492	$ 32,478,702
Cost of revenues	$ 22,180,278	$ 473,088	22,653,366
Gross profit	$ 8,032,932	$ 1,792,404	$ 9,825,336

Income from operations	$ 4,974,904	$ 1,792,404	$ 6,767,308
Total assets	$ 90,272,687	$ -	$ 90,272,687
Depreciation	$ 89,964	$ -	$ 89,964

For the nine months ended March 31, 2009
Agency
	Product sales	Service	Total
Revenues	$ 139,308,969	$ 8,529,598	$ 147,838,567
Cost of revenues	$ 116,588,344	$ -	$ 116,588,344
Gross profit	$ 22,720,625	$ 8,529,598	$ 31,250,223

Income from operations	$ 19,801,553	$ 8,529,598	$ 28,331,151
Total assets	$ 116,185,426	$ -	$ 116,185,426
Depreciation	$ 289,411	$ -	$ 289,411
For the nine months ended March 31, 2008
Agency
	Product sales	Service	Total
Revenues	$ 98,581,486	$ 10,115,682	$ 108,697,168
Cost of revenues	$ 75,917,662	$ 1,269,204	$ 77,186,866
Gross profit	$ 22,663,824	$ 8,846,478	$ 31,510,302

Income from operations	$ 17,645,559	$ 8,846,478	$ 26,492,037
Total assets	$ 90,272,687	$ -	$ 90,272,687
Depreciation	$ 269,563	$ -	$ 269,563

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

12.    GEOGRAPHICAL INFORMATION

 The Company's revenues by geographic destination are analyzed as follows:

	For the Three Months Ended March 31,
	2009	2008

PRC	$49,720,094	$32,478,702
Outside PRC	-	-

Total net revenues	$49,720,094	$32,478,702

	For the nine Months Ended March 31,
	2009	2008

PRC	$147,838,567	$108,697,168
Outside PRC	-	-

Total net revenues	$147,838,567	$108,697,168

13.    WARRANTS

On February 2, 2009 the company entered into an Amendment and Settlement Agreement whereby the maturity date of the notes dated December 18, 2007 in the amount of $2,100,000 were extended to September 18, 2009.  In consideration of extending the note the interest rate was changed from 4% to 8% on an annual basis. Further, the exercise price of the Class A warrants was changed from $.80 to an exercise price of $.70. These Class A warrants totaling 1,500,030 expire on December 18, 2012. In addition as part of the Settlement agreement a Class B warrant in the amount of 1,200,000 was also granted to the investors with an exercise price of $.70 The Class B warrants expire on February 2, 2014.  In using the Black-Scholes Calculation the company will have a total expense of $1,528,180 for the life of the warrants.  The note was for a period of 12 months expiring December 17, 2008. Each month expense would be $127,348.

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

We currently have 14 storage tanks that allow us to store 50,000 metric tons of our products. In addition, we own our own rail system to transport our products to our customers.  Further the company is expanding its operations to Gujiao City. The company is adding 70,000 metric tons of storage capacity. This facility will be used to service customers in Gujiao city and the surrounding areas, thus expanding the company's market. Management hopes to complete the project in one year as long as financial resources are available.

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

Results of Operations

Revenue

The following table shows the different components comprising our total revenue for the three months ending March 31, 2009 and March 31, 2008.

All amounts in thousands of U.S. dollars

Sales by Products	2009	% of total revenues	Volume of sales in thousands	2008	% of total revenues	Volume of sales in thousands
			(gallons)			(gallons)
Diesel Oil	23,056	46.4%	10,986	18,138	55.8%	7,003
Gasoline	21,736	43.7%	8,739	8,607	26.5%	3,470
Fuel Oil	1,100	1.5%	617	2,307	7.1%	1,093
Kerosene	730	2.2%	343	1,162	3.6%	540

TOTALS Petroleum Products	46,622	93.8%	20,685	30,214	93.0%	12,106

Agency Fee	3,098	6.2%		2,265	7.0%

TOTAL REVENUE	49,720	100%		32,479	100%

The following table shows the different components comprising our total revenue for the nine months ending March 31, 2009 and March 31, 2008.

All amounts in thousands of U.S. dollars

Sales by Products	2009	% of total revenues	Volume of sales in thousands	2008	% of total revenues	Volume of sales in thousands
			(gallons)			(gallons)
Diesel Oil	75,608	51.1%	29,098	57,320	52.7%	24,157
Gasoline	59,972	40.6%	22,006	31,041	28.6%	13,599
Fuel Oil	1,750	1.2%	1,221	5,695	5.2%	2,803
Kerosene	1,979	1.3%	645	4,525	4.2%	2,222

TOTALS Petroleum Products	139,309	94.2%	52,970	98,581	90.7%	42,781

Agency Fee	8,530	5.8%		10,116	9.3%

TOTAL REVENUE	147,839	100%		108,697	100%

For the three months ended March 31, 2009, revenues were $49.720 million, an increase of $17.241 million or approximately 53.1% as compared to $32.479 million for the same period in March 31, 2008. This increase was the result of stronger overall demand for petroleum products.  Diesel sales were $23.056 million or approximately 10.986 million gallons, an increase of $4.918 million and a increase of approximately 3.983 million gallons, in the three months period year ending March 31, 2009, compared to $18.138 million or approximately 7.003 million gallons for the three months ending March 31, 2008. Gasoline sales were $21.736 million or approximately 8.739 million gallons, an increase of $13.129 million or approximately 152.5% increase and an increase of 5.269 million gallons, compared to gasoline sales of $8.607 million or approximately 3.470 million gallons for the three months ending March 31, 2008.   This increase was mainly the result of greater purchases by our existing customers, primarily power supply companies due to the continued growth of Shanxi Province.

For the nine months ended March 31, 2009, revenues were $147.839 million, an increase of $39.142 million or approximately 36.0% as compared to $108.697 million for the same period in March 31, 2008. This increase was the result of stronger overall demand for petroleum products.  Diesel sales were $75.608 million or approximately 29.098 million gallons, an increase of $18.288 million and an increase of  approximately 4.941 million gallons, in the nine months period year ending March 31, 2009, compared to $57.320 million or approximately 24.157 million gallons for the nine months ending March 31, 2008. Gasoline sales were $59.972 million or approximately 22.006 million gallons, an increase of $28.931 million or approximately 131.5% increase and an increase of 8.407 million gallons, compared to gasoline sales of $31.041 million or approximately 13.599 million gallons for the nine months ending March 31, 2008.   This increase was mainly the result of greater purchases by our existing customers, primarily power supply companies due to the continued growth of Shanxi Province. In addition, the increase of petroleum products for the nine months ending March 31, 2009 was mainly due to the following factors: the population in China in general has become wealthier; as a result, the demand for petroleum has increased and the economy in Shanxi Province where the Company's major customers are continued to experience growth. Management expects growth for the fiscal year 2009 to remain strong due to (i) continued strong growth in the China economy, (ii) a continued improvement in the wealth of its citizens, and (iii) business strategy of increasing storage for our products.  For the nine months ended March 31, 2009, 45 % of our customers were large-scale gas stations located in Taiyuan City in the Shanxi Province, compared to 60% for the nine months ended March 31, 2008.   Our second largest group of customers is coal plants and power supply companies which use our diesel, gasoline and fuel oil to generate heat and power; this group provided 45% of our business in 2009 compared to 30% in 2008. This group of customers will continue to remain strong as our local economy continues to grow and new power plants are built. We anticipate that in the fiscal year 2009 this group will represent 55% to 60% of our sales, as the company will focus on this particular customer segment due to larger bulk sales. Our third largest customer is the small, independent gas station which represents 10% of our total sales.  These stations buy gasoline and diesel from us.  This group will continue to remain strong as more cars are being used for transportation in Shanxi Province.   Further the company is expanding its operations to Gujiao City. The Company plans to add 70,000 metric tons of storage capacity. This facility will be used to  service customers in Gujiao City and the surrounding areas, thus expanding the Company's market. Management hopes to complete the project in one year as long as financial resources are available.

Agency fees were $3.098 million for the three months period ending March 31, 2009 compared to $2.265 million for the three months ending March 31, 2008 a slight increase of .83 million.  Agency fee revenues were $8.530 million for the nine months ended March 31, 2009, compared to $10.116 million in the same period of 2008.  The decrease of $1.586 million or approximately 15.7% was due to the expected decline in agency fees. Agency fees are fees from companies not possessing the required license to buy direct from refineries.   We purchase petroleum on their behalf and arrange delivery for them.  The China government continues to grant licenses to other wholesalers to buy direct. Thus, we anticipate that agency fees will be reduced further in the future unless we are able to obtain new customers that want to go direct but do not have the required license.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2009 increased by $17.396 million or 76.8%, to $40.049 million as compared to $22.653 million for the same quarter of 2008. This increase was mainly attributable to the increase of sales revenue and a decrease in gross margins on its petroleum products in the three month period.

Cost of goods sold for the nine months ended March 31, 2009 increased by $77.070 million or 99.8%, to $116.588 million as compared to $77.187 million for the nine months period March 31, 2008. This increase was mainly attributable to the increase of sales revenue

The following table illustrates the items constituting our cost of goods sold for the three months ending March 31, 2009 and March 31, 2008.

(All amounts, other than percentages, in thousands of U.S. dollars)

Cost of Goods	2009	% of total cost of goods sold	% of total cost of goods vs its revenue	2008	% of total cost of goods	% of total cost of goods vs revenue

Diesel Oil	20,269	50.6%	87.9%	13,739	60.6%	75.7%
Gasoline	18,256	45.6%	84.0%	6,679	29.5%	77.6%
Fuel Oil	1,039	2.6%	94.4%	818	3.6%	35.4%
Kerosene	485	1.2%	66.4%	944	4.2%	81.2%

TOTAL COST Petroleum Products	40,049	100%	85.9%	22,180	97.9%	73.4%

Agency Fee	0	0%	0%	473	2.1%	20.9%

TOTAL COST OF GOODS	40,049	100%		22,653	100%

The following table illustrates the items constituting our cost of goods sold for the nine months ending March 31, 2009 and March 31, 2008.

(All amounts, other than percentages, in thousands of U.S. dollars)

Cost of Goods	2009	% of total cost of goods sold	% of total cost of goods vs its revenue	2008	% of total cost of goods	% of total cost of goods vs revenue

Diesel Oil	64,970	55.7%	85.9%	43,220	56.0%	75.4%
Gasoline	48,395	41.5%	80.7%	25,149	32.6%	81.0%
Fuel Oil	1,614	1.4%	92.2%	3,626	4.7%	63.7%
Kerosene	1,609	1.4%	81.3%	3,923	5.1%	86.7%

TOTAL COST Petroleum Products	116,588	100%	83.7%	75,918	98.4%	77.0%

Agency Fee	0	0%	0%	1,269	1.6%	12.5%

TOTAL COST OF GOODS	116,588	100%		77,187	100%

Gross Profit Margin

Our gross profit margin was 19.5% for the three months ended March 31, 2009, compared to 30.3% for the three months ended March 31, 2008. The decrease was the result of the gross margins on diesel  were approximately 12.1% for the quarter ending March 31, 2009 compared to 24.3% in quarter ending March 31, 2008.  The gross margins on gasoline were approximately 16.0% in the quarter ending March 31, 2009 compared to 22.4% for the same quarter in 2008, improving by approximately 6.4%. The decrease of diesel and gasoline margins was the result of the company locking in fuel prices where diesel prices decreased. It is expected that gross margins will improve in the near future. The National Development and Reform Commission of China announced on March 24, 2009 that the retail prices of gasoline and diesel oil would be increased 290 RMB (US$42.43) per ton, or 5.3 percent; and 180 RMB (US$26.34) per ton, or 3.7 percent, respectively, as of March 25, 2009.

Longwei’s current fuel inventory is 25,980 metric tons. With the estimated 4 to 5 percent increase on the prices of diesel and gasoline made by the Chinese government, we expect our gross profits will be 5 percent higher for the fourth quarter of fiscal 2009.

Our gross profit margin was 21.1% for the nine months ended March 31, 2009, compared to 29.0% for the nine months ended March 31, 2008. The decrease was the result of the gross margins on diesel were approximately 14.1% for the nine months ending March 31, 2009 compared to 24.6% in nine months ending March 31, 2008.  The gross margins on gasoline were approximately 19.3% in the nine months period ending March 31, 2009 compared to 19.0% for the same quarter in 2008, improving slightly. The decrease of diesel margins was the result of the Company locking in fuel prices where diesel prices decreased.  As mentioned above due to the recent increase in petroleum products we expect are gross margins to improve in the fourth quarter.

The Company made advance to suppliers of approximately $37.307 million in the nine months ending March 31, 2009 compared to $28.327 million in March 31, 2008. The risk associated with maintaining huge quantities of inventory and amounts of advances to suppliers has the effect of locking in prices.  We pay for fuel well in advance of the time we deliver commodities and establish customer prices.  Therefore, our gross margins will vary considerably from period to period, based on short-term prices of petroleum products. Management does not provide any type of hedging activity in order to reduce this risk; however management monitors petroleum prices in an effort to maintain profitability.

Selling General and Administrative Expenses

Selling, general and administrative expenses were $708,926 for the three months ending March 31, 2009, as compared to $3,058,028 in the 2008 period as a result of the expenditures and costs in 2008 associated with the transition to becoming a public company including audits, legal and  various fees.

Selling, general and administrative expenses were $2.919 million for the nine months ending March 31, 2009, a $2.099 million decrease, compared to $5.018 for the same period in 2008.  The decrease for the nine month period was due to the large upfront expenditures of becoming a public company in March of 2008.

Depreciation and Amortization

Depreciation and amortization expenses were $92,735 for the quarter ending March 31, 2009, an increase of $2,771 over the depreciation expense of $89,964 for the quarter ending March 31, 2008.

Depreciation and amortization expenses were $289,411 for the nine months ending March 31, 2009, a decrease of $19,848 over the depreciation expense of $269,563 for the nine months ending March 31, 2008.

Income Tax Expenses

We incurred income tax expenses of $2,255,355 for the quarter ending March 31, 2009, an increase of $567,319 or approximately 33.6%, versus $1,688,036 for the quarter ending March 31, 2008 reflecting the increase in profit. We incurred income tax expenses of $7,258,748 for the nine months ending March 31, 2009, a decrease of $1,104,490 or approximately 13.2%, versus $8,363,238 for the nine months ending March 31, 2008. The Company is governed by the income tax laws of China. The China statutory tax rate is 30% and the local tax rate is 3%.

Net Income

We earned a net income of $6.662 million for the quarter ended March 31, 2009, an increase of $1.598 million or approximately 31.6% as compared to $5064 million for the quarter ending March 31, 2008. This was primarily due to the increase in sales of petroleum products especially to power supply companies in the Shanxi Province during the quarter.

In the nine-month period ending March 31, 2009 net income was $20.912 million, an increase of $2.778 million or approximately 15.3% as compared to $18.134 million for nine month period ending March 31, 2008. This was primarily due to the increase in sales of petroleum products especially to power supply companies in the Shanxi Province during the period.

Net Income Margin

Net income margin for the quarter ending March 31, 2009 was approximately 13.4% compared to approximately 15.6% for the quarter ending March 31, 2008. This decrease as described above was largely the result of lower profit margins on gasoline products.  The National Development and Reform Commission of China announced on March 24, 2009 that the retail prices of gasoline and diesel oil would be increased 290 RMB (US$42.43) per ton, or 5.3 percent; and 180 RMB (US$26.34) per ton, or 3.7 percent, respectively, as of March 25, 2009.  With the estimated 4 to 5 percent increase on the prices of diesel and gasoline made by the Chinese government, we expect our gross profits will be 5 percent higher for the fourth quarter of fiscal 2009 or approximately 18%.

Net income margin for the nine months ending March 31, 2009 was approximately 14.1% compared to approximately 16.7% for the nine months ending March 31, 2008. This decrease was the result of a decline in diesel profit margins due to the company locking in prices well in advance prior to selling to their customers. In addition, agency fee profit decreased by $1.586. As mentioned above with the recent price increase management anticipates that net income margin will be approximately 18% in the fourth quarter offsetting costs associated with being a public company and the possible future declines in agency fees.

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

We incurred a foreign currency translation adjustment loss of $149,874 for the quarter ending March 31, 2009 as compared with the foreign currency translation adjustment gain of $3,076,127 for the quarter ending March 31, 2008. On July 21, 2005, China reformed its foreign currency exchange policy, revalued RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar. We implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for the quarter ending March 31, 2009. We used an exchange rate of 6.83 for assets and liabilities and used the average exchange rate of 6.84 for revenues and expenses, compared to the exchange rate of 7.02 in 2008 for assets and liabilities and 7.16 as the average rate used in calculating revenue and expenses. Historical exchange rates for shareholders’ equity were used.

Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.  If the RMB appreciates against the U.S. dollar, revenue and expenses would be higher than they would have been if there were no fluctuations in the currencies.  Conversely, if the RMB depreciates against the U.S. dollar, revenue and expenses would be lower than they would have been if there were no fluctuations in the currencies. The exchange rates adopted are as follows for quarter ending March 31, 2009 and March 31, 2008:

	2009	2008
Period end RMB: exchange rate	6.83	7.02
Average period RMB: exchange rate	6.84	7.16

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $9,617,989 compared to cash and cash equivalents in the beginning of the period of $8,632,879. This was primarily the result of a decrease in inventories. The following table provides detailed information about our net cash flow for the nine month periods ending March 31, 2009 and 2008, respectively.

	For the Nine months ended March 31,
	2009	2008

Cash and cash equivalents, beginning of period	$8,632,879	$6,060,428
Net cash provided (used in) operating activities	$26,755,720	$(7,119,168)
Net cash (used in) investing activities	(25,843,611)	(17,353)
Net cash provided by financing activities	-	2,100,000
Effect of exchange rate, changes in cash	73,001	5,731,187
Cash and cash equivalents, end of the period	$9,617,989	$6,755,094

Operating Activities:

Net cash provided in operating activities was $26,755,720 for the nine month period ending March 31, 2009, compared in the net cash used of $7,119,168 for the nine months period ending March 31, 2008. This was largely the result of decreases in inventory as a result of strong demand for petroleum products. This was partially offset by increases to advances to suppliers to increase inventory levels to meet demands of our customers.

Investing Activities:

Net cash used in investing activities was $25,843,611 in the nine months ending March 31, 2009 to build a new storage facility in Gujiao City. This cash has been provided largely by the profitable operations of the company and the raise of $2.1 million in December of 2008. This compares to net cash used in investing activities of $17,353 in March 31, 2008.

Financing Activities:

The Company had no cash used in financing activities in the nine month period ending March 31, 2009 compared to net cash used in financing activities of $2,100,000 in the same period of March 2008.

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

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the nine-month period ending March 31, 2009.

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

Recent Accounting Pronouncements

In March 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after March 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 141R on our consolidated financial statements.

In March 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51" ("SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after March  15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

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

In May 2008, the FASB issued Statement No. 163 “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.”  The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after March 15, 2008.

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

CORPORATE STRUCTURE

The chart below depicts our corporate structure. As depicted below, we own 100% of the capital stock of Longwei BVI.  Longwei BVI, incorporated in the British Virgin Islands in April 2006, owns 100% of the capital stock of Taiyuan Yahua, and Taiyuan Yahua owns 100% of the capital stock of Taiyuan Longwei, the operating subsidiary.  Taiyuan Yahua was established in August 2006 as a Chinese limited liability company.  Taiyuan Longwei was established as a Chinese limited liability company in July 1995.  As of October 16, 2007, the date of the closing of the Share Exchange Agreement, all of our operations are conducted by and through Taiyuan Longwei.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the nine-month period ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned thereunto duly authorized.

LONGWEI PETROLEUM INVESTMENT HOLDING LIMITED

By: /s/ Cai Yongjun, Chief Executive Officer (duly authorized officer)

Date:  May 14, 2009

By: /s/ Wang Junping, Chief Financial Officer (principal accounting and financial officer)

Date:  May 14, 2009