Form 10-K
period 2009-06-30
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2009-10-13
CIK 1111817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period for          , 2009

Commission File No. 000-31751

LONGWEI PETROLEUM
INVESTMENT HOLDING LIMITED

 (Name of small business issuer in its charter)

Colorado	84-1536518
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
No. 30 Guanghau Street, Xiaojingyu Xiang, Wan Bailin District, Taiyuan City, Shanxi Province, China	030024
(Address of principal executive offices)	(Zip Code)

(617) 699-6325
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes  ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

Revenues for year ended June 30, 2009: $196,811,000

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2009 based upon the closing price reported for such date on the OTC Bulletin Board was US $13,125,603.

As of October 13, 2009, the registrant had 83,011,527 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.      BUSINESS

Overview

Longwei Petroleum Investment Holding, Limited (the “Company”) is an energy company that, through its subsidiaries, engages in oil and gas operations in the People’s Republic of China (“PRC”).  Oil and gas operations consist of transporting, marketing and selling finished petroleum products.  The Company’s headquarters and primary facilities are located in Taiyuan, Shanxi Province (“Shanxi”). The Company purchases diesel, gasoline, fuel oil and kerosene (the “Products”) from various petroleum refineries in the PRC. The Company is 1 of 5 licensed intermediaries in Shanxi that operates its own large scale storage tanks and has the necessary licenses to operate and sell Products not only in Shanxi but throughout the entire PRC. The Company’s storage tanks have the largest storage capacity of any non-government operated entity in Shanxi.  The Company seeks to earn profits by selling its Products at competitive prices to large scale gas stations, coal plants and other power supply customers and small, independent gas stations. The Company also earns revenue by acting as a purchasing agent for other intermediaries in Shanxi and through the sale of diesel and gasoline at a gas station located on the Company’s property in Taiyuan. The sales price and the cost basis of the Company’s products are largely dependent on the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond the Company’s control.

For the year ended June 30, 2009, the Company reported revenues of approximately $197 million, an increase of 37% from revenues of approximately $144 million reported for the year ended June 30, 2008.  The Company continued to expand its customer base and the pricing of the Company’s Products continued to follow a trend towards higher, more profitable pricing.

The Company profit margins by product and service category for 2009 and 2008 are provided below:

Average Profit Margins by Product or Service Type
Product	2009 *	2008
Diesel	12%	15%
Gasoline	17%	15%
Fuel Oil	12%	9%
Solvent Oil	19%	15%
Agency Fees	79%	84%

Customers

The Company’s primary customers are large-scale gas stations, which represented approximately 45% and 55% of the Company’s revenues for the years ended June 30, 2009 and 2008, respectively.  These customers primarily buy diesel and gasoline. The second largest group of customers consists of coal plants which use diesel, gasoline and fuel oil for heat and solvents.  These customers represented approximately 45% and 35% of the Company’s revenues for the years ended June 30, 2009 and 2008, respectively. The Company’s third largest group of customers consists of small, independent gas stations. These gas stations represented approximately 10% and 10% of the Company’s revenues for the years ended June 30, 2009 and 2008, respectively.  These gas stations buy gasoline and diesel.

Products

The Company purchases diesel, gasoline, fuel oil and kerosene from various petroleum refineries in the PRC.  The Company has historically sold large quantities of diesel and gasoline products and has a large and expanding supply chain in place. The Company does not generally modify the Products prior to sale. However, in some scenarios the Company will further refine and modify its Products upon the request of its customers.

Facilities

Taiyuan

The Company has two facilities where operations will be conducted in the future.  The facility in Taiyuan, Shanxi was the Company’s original facility and remains the Company’s headquarters today.  This facility has a total of 14 storage tanks with a capacity to store approximately 50,000 metric tons of Products.  All of the Company’s revenues earned during the years ended June 30, 2009 and 2008, respectively, were earned through this facility. The Company maintains delivery and distribution platforms, including a railroad and a vehicle loading and unloading station at this facility.

Gujiao

In July, 2007 the Company made an initial deposit of approximately $9.2 million on a $30.0 million purchase contract for the Company’s second facility in Gujiao, Shanxi (the “Gujiao Facility”).  On June 30, 2009, the Company made the final payment on the purchase contract for approximately $7.1 million.  The Gujiao Facility has a total of 7 storage tanks with a capacity to store approximately 70,000 metric tons of the Company’s Products. The Company is in the process of finalizing the restoration of this facility, which is currently estimated to be complete in January, 2010.  Once the facility is restored, the Company will also maintain delivery and distribution platforms, including a railroad and a vehicle loading and unloading station at this facility.

Operating Licenses

The Company holds a Finish Oil Wholesale License (“FO License”), granted by the PRC government.  The FO License allows the Company to sell its Products to wholesale customers and other users of gasoline, fuel oil and diesel oil.  This license must be renewed every 5 years.  The Company holds this license at the discretion of the PRC government.  The Company also holds a Dangerous Chemical Products Businesses License (“DGP License”) that allows the Company and its personnel to handle and transport gasoline and diesel oil.   The DGP License has to be renewed every 3 years.  The constitution of the PRC states that all mineral and oil resources belong to the PRC.  Without these licenses, the Company would not be able to sell its Products.

Industry Overview and Market Opportunity

According to www.Platts.com, the PRC is the second largest oil consumer in the world.  Platts also noted that in July, 2009, the PRC reached all-time highs in crude oil imports and refining rates and had an implied demand of approximately 35 million metric tons of oil.  The Company’s operations are in Shanxi, which is a center of industrial operations and energy supply within the PRC.  The Company believes its Taiyuan facility is well positioned to continue revenue growth.  The Gujiao Facility is located within a dense industrial geography and is expected to generate significant revenue growth within its initial year of operations and going forward.  The two facilities have a combined storage capacity of 120,000 metric tons.

We belive there are four key market trends that will allow the Company to achieve substantial growth in the next five years.

1.	Oil consumption by the PRC is growing by 7.5%, according to the Institute for the Analysis of Global Security.
2.	Car ownership in the PRC is expected to grow at an annual rate of 19%. The Company's primary end users are individuals driving cars.
3.
The PRC currently imports 32% of its oil. The company is located in a province in the PRC that does not have any oil refineries. The Company's storage tanks and strong supply network are extremely strong barriers to entry whereby the competitive marketplace is not lively to change dramatically in the future.

4.	A report by the International Energy Agency suggests that the PRC may surpass the Unites States in Oil imports by 2030.

Business Strengths

Storage Capacity

The Company has a distinct advantage over its competitors in Shanxi as a result of operating its facility in Taiyuan, which is the largest non-government owned petroleum storage and distribution facility in Shanxi.  The storage capacity is critical as there are no petroleum refineries operating in Shanxi as of the date of this report.  All petroleum products are imported to Shanxi from other provinces within the PRC.  Additionally, maintaining adequate and potentially excessive storage capacity allows the Company to be flexible and take advantage of pricing, supply and demand fluctuations within the marketplace.

Licenses to Operate

The Company’s FO License allows the Company to operate throughout the PRC.  The FO License held by the Company is 1 of 17 such licenses currently effective within Shanxi.  Furthermore, only 4 of the Company’s non-government controlled competitors hold both the FO License and operate a significant storage facility.

Business Strategy

Expansion of Customer Base

The Company continues to seek expansion of its customer base within Taiyuan City, Shanxi, and is focused on the development of its customer base at the Gujiao Facility.

Monitoring and Management of Market Pricing

The Company will continue to monitor and manage its current inventory, the level of demand for the Company’s Products from its customers, and will continue to ensure the Company’s supply chain remains strong.

Acquistion of Additional Facilities

The Company will continue to seek out additional facilities with the intention of acquiring additional facilities in the future.  The Company expects to be successful with its operations at the Gujiao Facility.  Future potential acquisitions will be contemplated by the Company’s management with the knowledge and understanding the Company has gained from operations and business development work completed at both the Taiyuan and Gujiao facilities.  In general, the Company intends to review potential acquisitions of facilities that the Company believes will generate profits over the initial 5 year term for the Company that equals or exceeds the total purchase price of a new facility.

Company History

The Company was incorporated under the laws of the State of Colorado on March 17, 2000 as Tabatha II, Inc.  On October 12, 2007, the Company changed its name to Longwei Petroleum Investment Holding Limited. On October 16, 2007, the Company entered into a Share Exchange Agreement and agreed to issue 69,000,000 shares of its common stock in exchange for 100% of the outstanding ownership units of Longwei Petroleum Investment Holding Limited (“Longwei BVI”), a British Virgin Islands entity.  This transaction was accounted for as a reverse acquisition. Longwei Petroleum Investment Holding Limited, formerly known as Tabatha II, Inc., did not have any operations and majority-voting control was transferred to Longwei BVI.  The transaction required a recapitalization of Longwei BVI. Since Longwei BVI acquired a controlling voting interest; it was deemed the accounting acquirer, while Longwei Petroleum Investment Holding Limited (formerly Tabatha II, Inc.) was deemed the legal acquirer.

Research and Development

The Company does not currently conduct any research and development.

Supply Chain

The Company depends on suppliers, namely refineries, for inventory. The cost of inventory may fluctuate substantially and it is possible that the Company’s demand for inventory could be met with a short supply, may be available from only one or a limited number of suppliers, or may only be available from foreign suppliers. Increased costs or difficulties in obtaining inventory in the requisite quantities, or at all, could have a material adverse effect on the Company’s results of operations. The credit crisis and rapidly escalating raw material costs across a variety of industries created additional risks for the Company’s supplier base. In the fiscal year ending June 30, 2010, the Company’s suppliers could face financial difficulties as a result of the global economic downturn. The Company actively monitors its suppliers' financial condition, but to date the Company has no knowledge of significant concerns with the financial stability of any of the Company’s major suppliers. See Item 1A, Risk Factors in Part I of this Annual Report on Form 10-K for a discussion of suppliers.

        The Company is dependent upon the ability of refinery suppliers to meet product specifications, standards and delivery schedules at anticipated costs. While the Company maintains a qualification and performance surveillance system to control risk associated with this reliance on third parties, the failure of suppliers or to meet commitments could adversely affect delivery schedules and profitability, while jeopardizing the Company’s ability to fulfill commitments to customers. See Item 1A, Risk Factors in Part I of this Annual Report on Form 10-K for a discussion of suppliers.

Intellectual Property

The Company holds a Finish Oil Wholesale License and a Dangerous Chemical Products Businesses License.  These two licenses were initially acquired when the Company began operations in 1995.  These two licenses do not appear on the Company’s balance sheets within the consolidated financial statements.  However, the FO License has a 5 year term and the DGP License has a renewable 3 year term.  The Company considers these licenses to be extremely valuable and believes the Company’s operations would be severely impacted if these licenses were not maintained by the Company.

Inflation

Inflationary factors such as increases in the cost of the Company’s product and overhead costs may adversely affect the Company’s operating results. Although the Company does not believe that inflation has had a material impact on the Company’s financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on the Company’sability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of the Company’s products do not increase with these increased costs.

Foreign Currency Translation Adjustment

The Company’s operating subsidiaries purchase all products and render services in the PRC, and receive payment from customers in the PRC using RMB as the functional currency.  All of the Company’s customers and suppliers are located in the PRC. While the Company’s reporting currency is the U.S. Dollar, all of the Company’s consolidated revenues and the majority of consolidated operating costs and expenses are denominated in RMB. Substantially all of the Company’s assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as the Company’s revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. The Company has not entered into any hedging transactions in an effort to reduce the Company’s exposure to foreign exchange risk.

The Company incurred a foreign currency translation adjustment of $(1,372) for the year ended June 30, 2009, as compared with the foreign currency translation adjustment of $7,709 for the year ended June 30, 2008.   On July 21, 2005, China reformed its foreign currency exchange policy, revalued the RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar. The Company implemented exchange rates in translating RMB into U.S. dollars in the Company’s financial statements for years ended June 30, 2009 and 2008, respectively.  Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates for the periods presented and shareholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign currency translation adjustment to other comprehensive income, a component of shareholders’ equity.  If the RMB appreciates against the U.S. dollar, revenue and expenses would be higher than they would have been if there were no fluctuations in the currencies.  Conversely, if the RMB depreciates against the U.S. dollar, revenue and expenses would be lower than they would have been if there were no fluctuations in the currencies.

Personnel

As of June 30, 2009, the Company had a total of 65 employees.

Management

The following table sets forth certain information related to the Company’s executive officers and directors as of October 9, 2009.

Name	Age	Positions and Offices Held
Mr. Cai Yongjun	57	Chief Executive Officer and Director
Mr. James Crane	33	Chief Financial Officer
Mr. Xue Yongping	42	Secretary and Director

Cai Yongjun, Chief Executive Officer

Mr. Cai has been a founder and the Chief Executive of Taiyuan Longwei, the Company's wholly-owned subsidiary, since October 1995.  He has over 12 years experience in the trading, storage and handling of petroleum products. Mr. Cai acts as the general manager overseeing operations on a daily basis.  From 1995 to 1999, Mr. Cai attended Shanxi University where he majored in Business Administration.

James Crane, Chief Financial Officer

Mr. Crane was appointed as the Company's Chief Financial Officer on June 30, 2009. Mr. Crane is a certified public accountant licensed by the Commonwealth of Massachusetts and in good standing. Mr. Crane received a B.S. degree in Accountancy from Bentley University in May 1999. Mr. Crane was employed by Ernst & Young LLP from August 1999 through May 2001. Mr. Crane initially organized J. Crane & Company in September 1999.  Mr. Crane was a partner in the Lexington, Massachusetts professional services firm of Baker O’Connor, LLC from January 1, 2005 through June 30, 2006.  Mr. Crane then reorganized J. Crane & Company on July 1, 2006 and continues to operate J. Crane & Company through the date of this report. Mr. Crane has also served as Chief Financial Officer of Mystaru.com, Inc. and Bioneutral Group, Inc. since October 2007 and January 2009, respectively.  Each of these businesses are public companies listed on the Over the Counter Bulletin Board stock market in the United States of America.

Xue Yongping, Secretary and Treasurer

Ms. Xue was a founder of the Company and has been director and secretary of the Company since the reverse merger was completed in Octoober 2007, and had been director, secretary and treasurer since November 1998 of Taiyuan Longwei, the Company's wholly-owned subsidiary. From August 1994 until November 1998, she was the deputy manager for Taiyuan Hua Xin Trading Company, Ltd., where she served as the deputy general manager.  Taiyuan Hua Xin Trading Company is a wholesale petroleum company engaged in the selling of diesel and gasoline to other wholesale users.  From September 1991 to July 1994, Ms. Xue attended Shanxi Law School where she earned her law degree.

Taxation, Fees and Royalty

Companies which operate petroleum and petrochemical businesses in China are subject to a variety of taxes, fees and royalties.

On March 26, 2006, the PRC government imposed a special oil income levy on revenues generated from the sale of domestically produced crude oil when the realized price exceeds US$ 40 per barrel. The special oil income levy has five levels and is calculated and charged according to the progressive ad valorem rates on the excess amounts. The levy is calculated on a monthly basis and collected on a quarterly basis. The applicable rate of the levy is determined based on the weighted average crude oil sale price of the exploration and production company of a particular month.

Starting from January 1, 2008, the general enterprise income tax rate imposed on entities, other than certain enterprises defined in the new Enterprise Income Tax Law of the PRC, shall be 25%.

According to the Notice on Implementing Reforms on Prices of Refined Products and Tax, starting from January 1, 2009, consumption tax on refined petroleum products were adjusted. Applicable tax, fees and royalties on refined petroleum products and other refined products generally payable by us or by other companies in similar industries are shown below.

Tax Item	Tax Base	Tax Rate
Enterprise income tax	Taxable income	25% starting from January 1, 2008.

Value-added tax	Revenue
13% for liquefied petroleum gas, natural gas, and low density polyethylene for production of agricultural film and fertilizers and 17% for other items. The Company generally charges value-added tax to the Company’s customers at the time of settlement on top of the selling prices of the Company’s products on behalf of the taxation authority. The Company may directly claim refund from the value-added tax collected from the Company’s customers of any value-added tax that the Company paid for (i) purchasing materials consumed during the production process; (ii) charges paid for drilling and other engineering services; and (iii) labor consumed during the production process.

Business tax	Revenue from pipeline transportation services	3%.

Consumption tax	Aggregate volume sold or self-consumed
RMB 1 per liter for gasoline, naphtha, solvent oil and lubricant; RMB 0.8 per liter for diesel, fuel oil and jet fuel. Prior to December 31, 2010, the consumption tax paid for imported naphtha for the production of ethylene and aromatic hydrocarbon will be refunded, and naphtha procured from domestic sources for the production of ethylene and aromatic hydrocarbon will remain tax-free. Consumption tax on jet fuel is currently exempted.

Import tariff	CIF China price	5% for gasoline, 6% for light diesel and 9% for jet kerosene. The actual applicable tax rate in 2009 for gasoline, diesel and jet kerosene is 1%.

Resource tax	Aggregate volume sold or self-consumed	RMB 14 to RMB 30 per tonne for crude oil. RMB 7 to RMB 15 per thousand cubic meters for natural gas.

City construction tax	Total amount of value-added tax, consumption tax and business tax	1%, 5% and 7%.

Education Surcharge	Total amount of value-added tax, consumption tax and business tax	3%.

Special Oil Income Levy	Any revenue derived from sale of domestically produced crude oil when the realized crude oil price exceeds US$ 40 per
Progressive rate of 20% to 40% for revenue derived from crude oil with realized price in excess of US$ 40 per barrel, i.e. 20% for the portion in excess of US$ 40 per barrel up to US$ 45 per barrel (inclusive); 25% for the portion in excess of US$ 45 per barrel up to US$ 50 per

ITEM 1A. RISK FACTORS

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to the Company’s securities. The statements contained in or incorporated into this annual report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward looking statements. If any of the following risks actually occurs, the Company’s business, financial condition or results of operations could be harmed. In that case, the trading price of the Company’s common stock could decline, and you may lose all or part of your investment.

Risks Related to Business Operations

The Company may be unable to manage its growth.

The Company is planning for rapid growth and intends to aggressively expand operations. The growth in the size and geographic range of the Company’s business will place significant demands on management and the Company’s operating systems. The Company’s ability to manage growth effectively will depend on the Company’s ability to attract additional management personnel; to develop and improve operating systems; to hire, train, and manage an employee base; and to maintain adequate service capacity. Additionally, the proposed expansion of operations may require hiring additional management personnel to oversee procurement duties. The Company will also be required to rapidly expand operating systems and processes in order to support the projected increase in product demand. There can be no assurance that the Company will be able to effectively manage growth and build the infrastructure necessary to achieve growth as management has forecasted.

The strategy of acquiring complementary businesses and assets may fail which could reduce the Company’s ability to compete for customers.

As part of the Company’s business strategy, the Company has pursued, and intends to continue to pursue, selective strategic acquisitions of businesses, assets and technologies that complement the Company’s existing business. The Company intends to make other acquisitions in the future if suitable opportunities arise. Acquisitions involve uncertainties and risks, including:

•	potential ongoing financial obligations and unforeseen or hidden liabilities;

•	failure to achieve the intended objectives, benefits or revenue-enhancing opportunities;

•	costs and difficulties of integrating acquired businesses and managing a larger business; and

•	diversion of resources and management attention.

The failure to address these risks successfully may have a material adverse effect on the Company’s financial condition and results of operations. Any such acquisition may require a significant amount of capital investment, which would decrease the amount of cash available for working capital or capital expenditures. In addition, if the Company uses its equity securities to pay for acquisitions, the Company may dilute the value of your shares. If the Company borrows funds to finance acquisitions, such debt instruments may contain restrictive covenants that could, among other things, restrict the Company from distributing dividends. Such acquisitions may also generate significant amortization expense related to intangible assets.

The Company’s operating results may fluctuate, which makes the Company’s results difficult to predict and could cause the Company’s results to fall short of expectations.

The Company currently consumes a large amount of refined diesel and gasoline. While the Company tries to adjust the sale price of the Products to track international crude oil price fluctuations, the Company’s ability to pass on the increased cost resulting in diesel and gasoline price increases to the Company’s customers is dependent on international and domestic market conditions as well as the PRC government’s price control over refined petroleum products. For example, the international crude oil price reached its historically high level in July 2008, but the Company was not able to effectively pass the increased cost to its customers. Although the current price-setting mechanism for refined petroleum products in China allows the PRC government to adjust price in the PRC market when the average international crude oil price fluctuates beyond certain levels within a certain time period, the PRC government still retains discretion as to whether or when to adjust the refined petroleum products price. The PRC government will exercise certain price controls over refined petroleum products once international crude oil price experiences sustained growth or becomes significantly volatile. As a result, the Company’s results of operations and financial condition may be materially and adversely affected by the fluctuation of crude oil and refined petroleum product prices. The Company’s operating results may fluctuate as a result of a number of factors, many of which are outside of the Company’s control, such as the price of crude oil. For these reasons, comparing operating results on a period-to-period basis may not be meaningful, and you should not rely on the Company’s past results as an indication of future performance. Quarterly and annual revenues, costs and expenses as a percentage of the Company’s revenues may be significantly different from the Company’s historical or projected rates. Operating results in future quarters may fall below expectations. Any of these events could cause the price of the Company’s common stock to fall.

The Company relies heavily on outside suppliers for products derived from crude oil and other raw materials, and may even experience disruption of the Company’s ability to obtain products refined from crude oil and other raw materials.

The Company purchases a significant portion of its Products from outside suppliers located in different provinces within the PRC. The Company is also aware that a large portion of its Products originated in other countries.  The Company is subject to the political, geographical and economic risks associated with these other provinces and perhaps even the countries where the Products have originated. If one or more of the Company’s material supply contracts were terminated or disrupted due to any natural disasters or political events, it is possible that the Company would not be able to find sufficient alternative sources of supply in a timely manner or on commercially reasonable terms. As a result, the Company’s business and financial condition would be materially and adversely affected.

The Company’s business faces operation risks and natural disasters that may cause significant property damages, personal injuries and interruption of operations, and the Company may not have sufficient insurance coverage for all potential financial losses incurred.

Transporting petroleum products involves a number of operating hazards.  Significant operating hazards and natural disasters may cause interruption to business operations, property or environmental damages as well as personal injuries, and each of these incidents could have a material adverse effect on the Company’s financial condition and results of operations.

The Company does not yet maintain insurance coverage on the Company’s property, plant, equipment and inventory. However, preventative measures such as insurance may not be effective in any event and if the Company should acquire insurance coverage it may not be sufficient to cover all the financial losses caused by operation risks and potential natural disasters, among other risks. Losses incurred or payments required to be made by the Company due to operating hazards or natural disasters, which are not fully insured, may have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s success depends on its ability to retain key personnel.

The Company’s present and future performance will depend on the continued service of senior management personnel, key sales personnel, and consultants. The key employees include Cai Yongjun, the Company’s Chairman. The loss of the services of Mr. Cai could have an adverse effect on the Company. The Company does not have long term employment agreements with its officers. The Company does not maintain any key man life insurance on any personnel.

The Company is dependent on third parties to transport its Products, so their failure to transport the Products could adversely affect the Company’s earnings, sales and geographic market.

The Company uses third parties for the vast majority of its shipping and transportation needs. If these parties fail to deliver Products in a timely fashion, including lack of available trucks or drivers, labor stoppages or if there is an increase in transportation costs, including increased fuel costs, it would have a material adverse effect on the Company’s earnings and could reduce the Company’s sales and geographic market.

The Company has limited business insurance coverage and potential liabilities could exceed the Company’s ability to pay them.

The insurance industry in the PRC is still at an early stage of development. Insurance companies in the PRC offer limited business insurance products. The Company does not have any business liability or disruption insurance coverage for the Company’s operations in the PRC. Any business disruption, litigation or natural disaster may result in substantial costs and the diversion of the Company’s resources.

Risks Related to Corporate Governance and Common Stock

The Company’s common stock is classified as a “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00.  The Company’s common stock will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

The Company is subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of the Company’s Common Stock, which in all likelihood would make it difficult for the Company’s stockholders to sell their securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that the Company’s shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for the Company’s Common Stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

	the basis on which the broker or dealer made the suitability determination, and
	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.
Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

            Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of the Company’s common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of the Company’s common stock. In addition, the liquidity for the Company’s common stock may decrease, with a corresponding decrease in the price of the Company’s common stock. The Company’s common stock is subject to such penny stock rules for the foreseeable future and the Company’s shareholders will, in all likelihood, find it difficult to sell their common stock.

The market for penny stock has experienced numerous frauds and abuses which could adversely impact subscribers of the Company’s stock.

The Company believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
	“boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

The Company believes that many of these abuses have occurred with respect to the promotion of low price stock companies that lacked experienced management, adequate financial resources, an adequate business plan and/or marketable and successful business or product.

The Company is controlled by the officers and directors of the Company.

The Company’s officers, directors and principal stockholders and their affiliates own or control a majority of the Company’s outstanding common stock. As a result, these stockholders, if acting together, would be able to effectively control matters requiring approval by the stockholders of the Company, including the election of the Company’s Board of Directors.

The Company’s certificate of incorporation limits the liability of members of the Board of Directors.

The Company’s certificate of incorporation limits the personal liability of the director of the Company for monetary damages for breach of fiduciary duty as a director, subject to certain exceptions, to the fullest extent allowed. The Company is organized under Colorado law. Accordingly, except in limited circumstances, the Company’s directors will not be liable to the Company’s stockholders for breach of their duties.

Provisions of the Company’s certificate of incorporation, bylaws and Colorado corporate law have anti-takeover effects.

Some provisions in the Company’s certificate of incorporation and bylaws could delay or prevent a change in control of the Company, even if that change might be beneficial to the Company’s stockholders. The Company’s certificate of incorporation and bylaws contain provisions that might make acquiring control of the Company difficult, including provisions limiting rights to call special meetings of stockholders and regulating the ability of the Company’s stockholders to nominate directors for election at annual meetings of the Company’s stockholders. In addition, the Company’s board of directors has the authority, without further approval of the Company’s stockholders, to issue common stock having such rights, preferences and privileges as the board of directors may determine. Any such issuance of common stock could, under some circumstances, have the effect of delaying or preventing a change in control of the Company and might adversely affect the rights of holders of common stock.

In addition, the Company is subject to Colorado statutes regulating business combinations, takeovers and control share acquisitions, which might also hinder or delay a change in control of the Company. Anti-takeover provisions in the Company’s certificate of incorporation and bylaws, anti-takeover provisions that could be included in the common stock when issued and the Colorado statutes regulating business combinations, takeovers and control share acquisitions can depress the market price of the Company’s securities and can limit the stockholders’ ability to receive a premium on their shares by discouraging takeover and tender offer bids, even if such events could be viewed by the Company’s shareholders or others as beneficial transactions.

The Company’s internal financial reporting procedures are still being developed. During the fiscal year ending June 30, 2010, the Company will need to allocate significant resources to meet applicable internal financial reporting standards.

The Company has adopted disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act are accumulated and communicated to management, including principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company is taking steps to develop and adopt appropriate disclosure controls and procedures.

These efforts require significant time and resources. If the Company is unable to establish appropriate internal financial reporting controls and procedures, the Company’s reported financial information may be inaccurate and the Company will encounter difficulties in the audit or review of its consolidated financial statements by the Company’s independent auditors, which in turn may have material adverse effects on the Company’s ability to prepare consolidated financial statements in accordance with generally accepted accounting principles and to comply with SEC reporting obligations.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes Oxley Act of 2002 could prevent the Company from producing reliable financial reports or identifying fraud. In addition, current and potential stockholders could lose confidence in the Company’s financial reporting, which could have an adverse effect on the Company’s stock price.

The Company is subject to Section 404 of the Sarbanes-Oxley Act of 2002. Effective internal controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude the Company from accomplishing these critical functions. The Company is required to document and test its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, in connection with, Public Company Accounting Oversight Board (“ PCAOB ”) Auditing Standard No. 5 (“ AS 5 ”) which requires annual management assessments of the effectiveness of the Company’s internal controls over financial reporting and a report by the Company’s independent registered public accounting firm addressing these assessments. Commencing with the Company's fiscal year ended June 30, 2010, the Company's auditor will be required to attest to the effectiveness of these controls. Although the Company intends to augment its internal control procedures and expand its accounting staff, there is no guarantee that this effort will be adequate.

During the course of testing, the Company may identify deficiencies which the Company may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404 and AS5. In addition, if the Company fails to maintain the adequacy of its internal accounting controls, as such standards are modified, supplemented or amended from time to time, the Company may not be able to ensure that the Company can conclude on an ongoing basis that the Company has effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain effective internal controls could cause us to face regulatory action and also cause investors to lose confidence in the Company’s reported financial information, either of which could have an adverse effect on the Company’s stock price.

Shareholders may have difficulty trading and obtaining quotations for the Company’s common stock.

The Company’s common stock may not be actively traded, and the bid and ask prices for the Company’s common stock on the OTC-BB may fluctuate widely. As a result, shareholders may find it difficult to dispose of, or to obtain accurate quotations of the price of, the Company’s securities. This severely limits the liquidity of the common stock, and would likely reduce the market price of the Company’s common stock and hamper the Company’s ability to raise additional capital.

The market price of the Company’s common stock may, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of the Company’s common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond the Company’s control, including:

•
dilution caused by the issuance of additional shares of common stock and other forms of equity securities in connection with future capital financings to fund business operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	announcements of new acquisitions or other business initiatives by the Company’s competitors;
•	the Company’s ability to take advantage of new acquisitions or other business initiatives;
•	fluctuations in revenue from the Company’s petroleum products;
•	changes in the market for petroleum products and/or in the capital markets generally;
•	changes in the demand for petroleum products, including changes resulting from the introduction or expansion of new petroleum products;
•	quarterly variations in the Company’s revenues and operating expenses;
•	changes in the valuation of similarly situated companies, both in the Company’s industry and in other industries;
•	changes in analysts’ estimates affecting the Company, its competitors and/or its industry;
•	changes in the accounting methods used in or otherwise affecting the Company’s industry;
•	additions and departures of key personnel;
•	announcements of technological innovations or new products available to the Company’s industry;
•	announcements by relevant governments pertaining to incentives for biodegradable product development programs;
•	fluctuations in interest rates and the availability of capital in the capital markets; and
•	significant sales of the Company’s common stock, including sales by the investors following registration of the shares of common stock issued in future offerings by the Company
These and other factors are largely beyond the Company’s control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of the Company’s common stock and/or the Company’s results of operations and financial condition.

The Company’s operating results may fluctuate significantly, and these fluctuations may cause the Company’s stock price to decline.

Operating results will likely vary in the future primarily as the result of fluctuations in the Company’s revenues and operating expenses, expenses that the Company incurs, and other factors. If results of operations do not meet the expectations of current or potential investors, the price of the Company’s common stock may decline.

The Company does not expect to pay dividends in the foreseeable future.

The Company does not intend to declare dividends for the foreseeable future.  The Company anticipates that it will reinvest any future earnings in the development and growth of the Company’s business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the Company’s common stock.

Risks Related to the Company’s Corporate Structure

PRC laws and regulations governing the Company’s business and the validity of certain contractual arrangements are uncertain. If the Company is found to be in violation, the Company could be subject to sanctions which could result in significant disruptions to the Company’s operations and/or the Company’s ability to generate revenues.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing the Company’s business, or the enforcement and performance of the Company’s contractual arrangements with the Company’s vendors and customers. The Company is considered a foreign person or foreign enterprise under PRC law.  These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to the Company by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. The Company cannot predict the effect of the interpretation of existing or new PRC laws or regulations on the Company’s business. The Company cannot assure its shareholders that the Company’s current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, the Company may be subject to sanctions, including fines, and could be required to restructure the Company’s operations or cease to provide certain services. Any of these or similar actions could significantly disrupt the Company’s business operations or restrict the Company from conducting a substantial portion of the Company’s business operations, which could materially and adversely affect the Company’s business, financial condition and results of operations.

Risks Related to Doing Business in China

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi (“RMB”) into foreign currencies and, in certain cases, the remittance of currency out of China. The Company receives substantially all of its revenues in RMB. Under the Company’s current structure, the Company’s cash receipts are primarily derived from cash transfers from the Company’s PRC subsidiaries. Shortages in the availability of foreign currency may restrict the ability of the Company’s PRC subsidiaries and the Company’s affiliated entities to remit sufficient foreign currency to pay cash or other payments to the Company, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents the Company from obtaining sufficient foreign currency to satisfy the Company’s currency demands, the Company may not be able to pay dividends in foreign currencies to the Company’s shareholders, including holders of the Company’s common stock.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could limit the ability of the Company’s PRC subsidiaries to distribute dividends or otherwise adversely affect the implementation of the Company’s acquisition strategy.

The PRC State Administration of Foreign Exchange (“SAFE”), issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company’s assets or equity interests to foreign entities, such as the Company, for equity interests or assets of the foreign entities.

In April 2005, SAFE issued another public notice clarifying the January notice. In accordance with the April notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents had been confirmed by a Foreign Investment Enterprise Certificate prior to the issuance of the January notice, each of the PRC residents is required to submit a registration form to the local SAFE branch to register his or her respective ownership interests in the offshore company. The SAFE notices do not specify the timeframe during which such registration must be completed. The PRC resident must also amend such registration form if there is a material event affecting the offshore company, such as, among other things, a change to share capital, a transfer of stock, or if such company is involved in a merger and an acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations. The Company has notified the Company’s shareholders who are PRC residents to register with the local SAFE branch as required under the SAFE notices. However, the Company cannot provide any assurances that all of the Company’s shareholders who are PRC residents will comply with the Company’s request to make or obtain any applicable registrations or approvals required by these SAFE notices. The failure or inability of the Company’s PRC resident shareholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict the Company’s cross-border investment activities, or limit the Company’s PRC subsidiaries’ ability to distribute dividends to the Company.

As it is uncertain how the SAFE notices will be interpreted or implemented, it is difficult to predict how these regulations will affect the Company’s business operations or future strategy. For example, the Company may be subject to more stringent review and approval process with respect to the Company’s foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect the Company’s results of operations and financial condition. In addition, if the Company decides to acquire a PRC company, the Company cannot assure its shareholders or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE notices. This may restrict the Company’s ability to implement its acquisition strategy and could adversely affect the Company’s business and prospects.

Fluctuation in the value of the RMB may have a material adverse effect on y investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. The Company’s revenues and costs are denominated in RMB. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when the Company translates the Company’s RMB denominated financial assets into U.S. Dollars, as the U.S. Dollar is the Company’s reporting currency.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company’s headquarters is located at No.30 Guanghua Street, Xiaojingyu Xiang, Wanbailin District, Taiyuan City, Shanxi Province, Shanxi, China 030024. The facility is 32,964 square feet of land. On this property the Company has 7 storage tanks, along with the various buildings listed below. The Company has a railway line located on its property.  The railway connects the Company to the Taiyuan railway office, Yinjing Station, extending 16,278 linear feet from station to station.  This rail system services some of the Company’s major customers. The storage tanks are in excellent condition, and maintenance is provided on a regular basis by the Company’s own employees. If all of the Company's tanks are full, they can hold up to 50,000 metric tons of petroleum.

The Company’s new facility in Gujiao, China is located in Langang County, Xiangyang, Gujiao, Shanxi, PRC. This facility is expected to begin operations in January 2010 and will have a total storage capacity of 70,000 metric tons.

ITEM 3. DESCRIPTION OF LEGAL PROCEEDINGS

There is no pending litigation against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended June 30, 2009.

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

The Company’s common stock has been quoted on the OTC Bulletin Board under the symbol "LPIH” since November 13, 2008.  The following table sets forth the range of quarterly high and sales prices of the common stock as reported for the periods indicated:

Price Information*
Financial Quarter Ended	High	Low
September 30, 2007	-	-
December 31, 2007	-	-
March 31, 2008	-	-
June 30, 2008	-	-
September 30, 2008	-	-
December 31, 2008	2.25	0.20
March 31, 2009	0.51	0.20
June 30, 2009	1.30	0.27

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, no par value per share.  The Company has 83,011,527 common shares issued and outstanding as of October 13, 2009.

The holders of the Company’s common stock have equal ratable rights to dividends from funds legally available if and when declared by the board of directors and are entitled to share ratably in all of the Company’s assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of the Company’s affairs. The Company’s common stock does not provide the right to preemptive, subscription or conversion rights and there is no redemption or sinking fund provisions or rights. The Company’s common stock holders are entitled to one non-cumulative vote per share on all matters on which shareholders may vote.

All shares of common stock now outstanding are fully paid and non-assessable.  The Company’s Articles of Incorporation, Bylaws and the applicable statutes of the state of Colorado are available to the public for a more complete description of the rights and liabilities of the holders of the Company’s securities.  All material terms of the Company’s common stock have been addressed in this section.

The holders of the Company’s common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of the Company’s directors.

As of June 30, 2009, there were 101 shareholders of record.

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock.  The terms of the Company’s preferred stock are at the discretion of the board of directors.  There are no shares of preferred stock that have been issued or outstanding.

Dividends

The Company has never paid any cash dividends to shareholders and has no plans to do so at this time.  The declaration of any future cash dividends is at the discretion of the board of directors and depends upon the Company’s earnings, if any, the Company’s capital requirements and financial position, general economic conditions, and other pertinent conditions.

Warrants

A total of 2,700,000 detachable stock purchase warrants have been issued by the Company and remained outstanding as of June 30, 2009.  Each warrant is convertible into shares of common stock on a cashless basis at an exercise price of $0.70 per share.  A total of 1,500,000 and 1,200,000 warrants expire on February 9, 2012 and February 9, 2014, respectively.

Options

There are no options to purchase the Company’s common stock or preferred stock that have been issued or were outstanding as of June 30, 2009.

Recent Sales of Unregistered Securities

On September 3, 2008, the Company issued a total of 1,200,000 shares of common stock to four entities in accordance with a settlement agreement dated May 27, 2008 for failure to timely register common stock underlying convertible debt issued to four entities on December 18, 2007.  An additional 5,000 shares of common stock were issued to a law firm for legal services provided in connection with the settlement agreement. Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On February 9, 2009, the Company issued 15,000 shares of common stock to an entity for marketing services to be provided over a three month term.  Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On April 9, 2009, the Company entered into an agreement whereby the Company agreed that upon certain contingent events, the Company would issue 1,900,000 shares of common stock to an entity for marketing and investor relations services to be provided over a six month term.  The contingent events were met in May and June 2009, respectively.  Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On June 12, 2009, the Company entered into four separate consulting agreements whereby the Company agreed to issue 1,909,967 shares of common stock to four individuals for consulting services previously rendered.  Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

During May 2009, the holders of the Company’s convertible debt issued on December 18, 2007 agreed to convert a total of $436,000 of convertible debt, including $1,000 of accrued interest on the convertible debt, to 622,857 shares of common stock.  Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

During June 2009, the holders of the Company’s convertible debt issued on December 18, 2007 agreed to convert a total of $865,000 of convertible debt to 1,235,714 shares of common stock.  Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On June 30, 2009, the Company entered into a consulting agreement whereby the Company agreed to issue 25,000 shares of common stock to its Chief Financial Officer as partial compensation pursuant to the terms of the consulting agreement.  Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

The following table sets forth certain information as of October 9, 2009, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	The weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None	-	-
Plans approved by
Security holders

Equity compensation	None	-	-
Plans not approved
By security holders
Total

ITEM 6.                      SELECTED FINANCIAL DATA

The Company derived the selected historical consolidated financial data presented below from its audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. You should refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in Part II of this Annual Report on Form 10-K and the notes to the accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of the Company’s future financial condition or results of operations. In addition, you should note the following information regarding the selected historical consolidated financial data presented below.

As of and for the Year Ended June 30,	2009	2008	2007	2006	2005
	(In Thousands, Except per Share Data)
Results of Operations
Net Revenues	$196,811	$143,788	$93,762	$93,082	$40,864
Operating Income	31,803	32,124	17,717	21,843	12,304
Income Before Income Tax Expense	30,897	30,377	17,906	21,948	12,352
Income Tax Expense	(9,120)	(9,662)	(5,911)	(7,245)	(4,076)
Net Income	21,777	20,715	11,995	14,703	8,276
Basic Earnings Per Common Share	0.28	0.28	0.17	0.21	0.12
Diluted Earnings Per Common Share	$0.28	$0.27	$0.17	$0.21	$0.12
Weighted Average Common Shares Outstanding:
Basic	76,537	73,341	69,000	69,000	69,000
Diluted	78,524	75,739	69,000	69,000	69,000
Financial Position at Year-End
Property and Equipment, net	$36,745	$2,637	$2,693	$2,901
Total Assets	120,142	93,468	60,742	53,328
Total and Current Liabilities	5,219	4,927	2,998	10,062
Shareholders' Equity	$114,923	$88,541	$57,744	$43,266	$27,480

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide information that is supplemental to, and should be read together with, the Company’s consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K. Information in this Item 7 is intended to assist the reader in obtaining an understanding of the consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that the Company is aware of that may have a material effect on the Company’s future performance, as well as how certain accounting principles affect the consolidated financial statements. MD&A includes the following sections:

•  Highlights and Executive Summary

•  Results of Operations—an analysis of the Company’s consolidated results of operations, for the two years presented in the consolidated financial statements

•  Liquidity and Capital Resources—an analysis of the effect of the Company’s operating, financing and investing activities on the Company’s liquidity and capital resources

•  Off-Balance Sheet Arrangements—a discussion of such commitments and arrangements

•  Critical Accounting Policies and Estimates—a discussion of accounting policies that require significant judgments and estimates

•  New Accounting Pronouncements—a summary and discussion of the Company’s plans for the adoption of relevant new accounting standards relevant

        The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Special Note Regarding Forward-Looking Statements," "Market Data" and "Risk Factors."

Highlights and Executive Summary

Longwei Petroleum Investment Holding Limited is one of the largest oil and gas distributors in Shanxi Province in the People’s Republic of China.  The Company’s headquarters and primary facilities are located in Taiyuan, Shanxi. The Company purchases diesel, gasoline, fuel oil and kerosene from various petroleum refineries in the PRC. The Company is 1 of 5 licensed distributors in Shanxi that operates its own large scale storage tanks. The Company’s storage tanks have the largest storage capacity of any non-government operated entity in Shanxi.  The Company seeks to earn profits by selling its Products at competitive prices to large scale gas stations, coal plants and other power supply customers and small, independent gas stations. The Company also earns revenue by acting as a purchasing agent for other distributors and through the sale of diesel and gasoline at a gas station located on the Company’s property in Taiyuan. The sales price and the cost basis of the Company’s products are largely dependent on the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond the Company’s control.

For the year ended June 30, 2009, the Company reported revenues of approximately $197 million, an increase of 37% from revenues of approximately $144 million reported for the year ended June 30, 2008.  The Company continued to expand its customer base and the pricing of the Company’s Products continued to follow a trend towards higher, more profitable pricing.

Results of Operations

The following tables set forth key components of the Company’s results of operations for the years ended June 30, 2009 and 2008, respectively.

For the Year Ended June 30, 2009 Compared to the Year Ended June 30, 2008

	2009	2008
Revenues	$196,811	$143,788
Costs of Revenues	157,341	106,801
Gross Profit	39,740	36,987
Total Operating Expenses	7,667	4,863
Income From Operations	31,803	32,124
Other Income and Expenses	(906)	(1,747)
Provision for Income Taxes	(9,120)	(9,662)
Net Income	21,777	20,715
Foreign Currency Translation Adjustment	(1,372)	7,709
Comprehensive Income	$20,405	$28,424
Basic Earnings Per Share	$0.28	$0.28
Diluted Earnings Per Share	$0.28	$0.27

Revenues

Revenues for the year ended June 30, 2009 were $196,811 as compared to $143,788 for the year ended June 30, 2008. The Company generated increased revenues during the year ended June 30, 2009 as a result of certain new customer contracts.  Additionally, the average sales price per metric ton of product the Company sold was $781 and $730 during the years ended June 30, 2009 and 2008, respectively.

Costs of Sales

Costs of sales for the year ended June 30, 2009 were $157,341 as compared to $106,081 for the year ended June 30, 2008.  The Company’s gross profit was 20% and 26%, respectively, for the years ended June 30, 2009 and 2008.  The average cost basis per metric ton of product the Company sold was $676 and $621 during the years ended June 30, 2009 and 2008, respectively.

Operating Expenses

Operating expenses for the years ended June 30, 2009 amounted to $7,667 as compared to $4,863 for the year ended June 30, 2008. Operating expenses in 2009 consisted of $3,664 in stock based compensation, $1,183 in repairs and maintenance and $1,108 in debt extinguishment expense, among others.  Operating expenses in 2008 consisted of $0 in stock based compensation, $2,549 in repairs and maintenance and $0 in debt extinguishment expense, among others. Management expects salaries of all employees in the PRC will be paid in cash.  However, consultants and others located outside of the PRC have been willing to accept stock based compensation in lieu of cash.  The Company has no plans to make stock based compensation a normal attribute of its employees and consultants’ contracts but it is likely some stock issuances for compensation will be awarded during the fiscal year ending June 30, 2010 and forward. The large stock based compensation awards granted during the year ended June 30, 2009 are not likely to be repeated during the year ended June 30, 2010. Repairs and maintenance expense is likely to increase as a result of the initial operations of the Gujiao facility.  Debt extinguishment expense was the result of a February 2009 settlement agreement with a group of investors. A similar expense is not expected to be incurred in the year ended June 30, 2010.

Net Income

Net income for the years ended June 30, 2009 was $21,777 as compared to $20,715 for the year ended June 30, 2008, due to the reasons set forth above. If the one-time expenses for stock compensation and debt extinguishment costs are removed, the Company's year over year net income growth was approximated 28%.

Basic and Diluted Earnings per Share

 The Company’s basic net income per share was $0.28 and $0.28, respectively for the years ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

As of June 30, 2009, the Company’s current assets were $83,397 and current liabilities were $5,219. Cash and cash equivalents totaled $7,308 as of June 30, 2009. The Company’s shareholders’ equity at June 30, 2009 was $114,923. The Company had cash provided by (used in) operating activities for the years ended June 30, 2009 and 2008 of $21,863 and $(172), respectively. The Company had net cash used in investing activities of $(21,816) and $(28) for the years ended June 30, 2009 and 2008, respectively. The Company had net cash provided by financing activities of $0 and $2,100 for the years ended June 30, 2009 and 2008, respectively.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies and Estimates

        The discussion and analysis of the Company’s results of operations and liquidity and capital resources are based on the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. In connection with the preparation of consolidated financial statements, the Company is required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. The assumptions, estimates and judgments included within these estimates are based on historical experience, current trends and other factors the Company believes to be relevant at the time the consolidated financial statements were prepared. On a regular basis, the accounting policies, assumptions, estimates and judgments are reviewed to ensure that the consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the assumptions and estimates, and such differences could be material.

        The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) inventory costs and reserves; (2) asset impairments (3) and depreciable lives of assets. Future events and their effects cannot be predicted with certainty, and accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. The Company evaluates and update these assumptions and estimates on an ongoing basis and may employ outside experts to assist with these evaluations. Actual results could differ from the estimates that have been used.

        Significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements. The Company believes the following accounting policies are the most critical to aid in fully understanding and evaluating the Company’s reported financial results, as they require management to make difficult, subjective or complex judgments, and to make estimates about the effect of matters that are inherently uncertain.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Inventories
The Company states its inventories at the lower of cost or market value and net of the cost of excess and obsolete items.

The determination of inventory valuation reserves requires management to make estimates and judgments on the future salability of inventories. Valuation reserves for excess, obsolete, and slow-moving inventory are estimated by comparing the inventory levels of individual parts to both future sales forecasts or production requirements and historical usage rates in order to identify inventory for which the resale value or replacement value is less than the inventoriable cost. Other factors that management considers in determining these reserves include overall market conditions, and other inventory management initiatives.

Estimates of future product demand may prove to be inaccurate, in which case inventory may be understated or overstated the provision required for excess and obsolete inventories. In the future, if inventories are determined to be overvalued, the Company would be required to recognize such costs in cost of sales at the time of such determination. Likewise, if inventories are determined to be undervalued, costs of sales may have been over-reported in previous periods and the Company would be required to recognize such additional operating income at the time of sale.

Impairment of Long Lived Assets
The carrying amounts of long-lived assets are reviewed periodically in order to assess whether the recoverable amounts have declined below the carrying amounts.

These assets are tested for impairment whenever events or changes in circumstances indicate that their recorded carrying amounts may not be recoverable. When such a decline has occurred, the carrying amount is reduced to recoverable amount. The recoverable amount is the greater of the net selling price and the value in use.  It is difficult to precisely estimate selling price because quoted market prices for the Company’s assets or cash-generating units are not readily available. In determining the value in use, expected cash flows generated by the asset or the cash-generating unit are discounted to their present value, which requires significant judgment relating to level of sales volume, selling price and amount of operating costs. The Company uses all readily available information in determining an amount that is a reasonable approximation of recoverable amount, including estimates based on reasonable and supportable assumptions and projections of sales volume, selling price and amount of operating costs.

Estimates contemplated by the Company with regard to the recoverability of carrying amounts for its long lived assets may prove to be inaccurate, in which case property, plant and equipment may be understated or overstated. In the future, if property, plant and equipment are determined to be overvalued, the Company would be required to recognize such costs in operating expenses at the time of such determination. Likewise, if property, plant and equipment are determined to be undervalued, operating expenses may have been over-reported in previous periods and the Company would be required to recognize such additional operating income at the time of sale.

Depreciable Lives
The estimated depreciable life of long lived assets is estimated upon the acquisition of assets .

These assets are reviewed by management and assigned a specific depreciable life.  The depreciable life is used to estimate the term for which the assets cost basis should be depreciated or expense over.  The Company uses all readily available information in determining a depreciable life that is a reasonable approximation of the actual depreciable life of an asset.

Estimates for depreciable life contemplated by the Company may prove to be inaccurate, in which case property, plant and equipment may be understated or overstated. In the future, if property, plant and equipment are determined to be overvalued, the Company would be required to recognize such costs in operating expenses at the time of such determination. Likewise, if property, plant and equipment are determined to be undervalued, operating expenses may have been over-reported in previous periods and the Company would be required to recognize such additional operating income at the time of sale.

ITEM 7A                                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. The Company’s operations are not sensitive to fluctuations in interest rates.

Foreign Exchange Risk

While the Company’s reporting currency is the U.S. Dollar, the Company’s consolidated revenues and consolidated costs and expenses are denominated in RMB. Approximately all of the Company’s assets are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as the Company’s revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If the RMB depreciates against the U.S. Dollar, the value of the Company’s RMB revenues, earnings and assets as expressed in the Company’s U.S. Dollar financial statements will decline. The Company has not entered into any hedging transactions in an effort to reduce exposure to foreign exchange risk.

Commodity Risk

The risk associated with maintaining large quantities of inventory and amounts of advances to suppliers has the effect of locking in prices the Company pays for fuel well in advance of the time the Company delivers the commodities and establish customer pricing.  A dip in short-term prices in fuel costs will result in declining profits for the Company, which will affect the Company's ability to purchase future petroleum products and make advances to suppliers, since the Company uses its cash to purchase inventory and increase advances to suppliers. The Company manages exposure in the following ways:

1.	If the price of petroleum declines significantly, the Company will buy additional petroleum inventory to provide a lower average cost.
2.	The Company purchases petroleum products from refineries using a reduced fixed price based on significant volume.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Russell E. Anderson, CPA
Scott L. Farnes

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite B, 4F
North Cape Commercial Bldg.
388 King’s Road
North Point, Hong Kong

www.cpaone.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Longwei Petroleum Investment Holding Limited

We have audited the accompanying consolidated balance sheets of Longwei Petroleum Investment Holding Limited (the “Company”) as of June 30, 2009 and 2008, and the related statements of operations and other comprehensive income, stockholders’ equity, and cash flows for the years ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are  appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Longwei Petroleum Investment Holding Limited as of June 30, 2009 and 2008, and the related statements of operations and other comprehensive income, stockholders’ equity and cash flows for the years ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
October 12, 2009
Salt Lake City, Utah

Index to Consolidated financial statements

CONSOLIDATED BALANCE SHEETS	F–1

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME	F–2

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY	F–3

CONSOLIDATED STATEMENTS OF CASH FLOWS	F–4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2009 AND 2008	F–5

Longwei Petroleum Investment Holding Limited and Subsidiaries
Consolidated Balance Sheets

	As of June 30,
	2009	2008
Assets	(In Thousands,
Current Assets:

Cash	$7,308	$8,633
Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 in 2009 and $0 in 2008	26,796	12,134
Inventories	13,976	29,053
Advances to Suppliers	35,317	28,327
Deposits	—	73

Total Current Assets	83,397	78,220

Long Term Deposits	-	12,611
Property Plant and Equipment, Net	36,745	2,637

Total Assets	$120,142	$93,468

Liabilities and Shareholders' Equity
Current Liabilities:

Accounts Payable	$2,275	$964
Convertible Notes Payable, Net of Discount of $0 and $595	800	1,508
Taxes Payable	2,144	2,455

Total Current Liabilities	5,219	4,927

Total Liabilities	5,219	4,927

Commitments and Contingencies

Shareholders' Equity:

Preferred Stock, No Par Value, 100,000,000 Shares Authorized, 0 Issued and Outstanding as of June 30, 2009 and 2008	-	-
Common Stock, No Par Value; 500,000,000 Shares Authorized; 81,852,831 and 76,205,000 Issued and Outstanding as of June 30, 2009 and 2008	11,949	7,009
Shares to be Issued	126	-
Stock Subscription Receivable	(76)	-
Deferred Stock Based Compensation	(25)	-
Additional Paid-in Capital	2,540	1,528
Retained Earnings	90,519	68,742
Other Comprehensive Income	9,890	11,262

Total Shareholders' Equity	114,923	88,541

Total Liabilities and Shareholders' Equity	$120,142	$93,468

The accompanying notes to these consolidated financial statements are an integral part of these balance sheets.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Consolidated Statements of Operations and Other Comprehensive Income

	For the Years Ended June 30,
	2009	2008
	(In Thousands, Except Per Share Data)

Net Sales	$196,811	$143,788

Cost of Sales	157,341	106,801

Gross Profit	39,470	36,987

Operating Expenses
Stock Based Compensation	3,664	—
General and Administrative Expenses	4,003	4,863
Total Operating Expenses	7,667	4,863

Operating Income	31,803	32,124

Other Income and Expenses, Net	(620)	(1,702)
Interest Expense	(286)	(45)

Income Before Income Tax Expense	30,897	30,377

Income Tax Expense	(9,120)	(9,662)

Net Income	21,777	20,715

Foreign Currency Translation Adjustment	(1,372)	7,709

Comprehensive Income	$20,405	$28,424

Earnings per Common Share:
Basic	$0.28	$0.28

Diluted	$0.28	$0.27

Weighted Average Common Shares Outstanding:
Basic	76,537	73,341

Diluted	78,524	75,739

The accompanying notes to consolidated financial statements are an integral part of these statements.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
(In Thousands)

	Common Stock
	Shares Issued	No Par Value	Shares to be Issued	Deferred Stock Based Compensation	Stock Subscription Receivable	Additional Paid in Capital	Other Compre-hensive Income	Retained Earnings	Total Stockholder’s Equity
Balance, June 30, 2007	69,000,000	$6,067	$-	$-	$-	$-	$3,553	$48,124	$57,744
Share Exchange	6,000,000	98	-	-	-	-	-	(97)	1
Issuance of Detachable Stock Warrants	-	-	-	-	-	1,528	-	-	1,528
Issuance of Stock For Registration Rights Penalty	1,205,000	844	-	-	-	-	-	-	844
Unrealized Loss on Available for Sale Marketable Securities	-	-	-	-	-	-	7,709	-	7,709
Net Income	-	-	-	-	-	-	-	20,715	20,715
Balance, June 30, 2008	76,205,000	7,009	-	-	-	1,528	11,262	68,742	88,541
Issuance of Stock For Conversion of Debt	1,822,864	1,276	25	-		-	-	-	1,301
Issuance of Stock for Cash	-	-	76	-	(76)	-	-	-	-
Debt Extinguishment	-	-	-	-	-	1,012	-	-	1,012
Stock Based Compensation	3,824,967	3,664	25	(25)	-	-	-	-	3,664
Unrealized Loss on Available for Sale Marketable Securities	-	-	-	-	-	-	(1,372)	-	(1,372)
Net Loss	-	-	-	-	-	-	-	21,777	21,777
Balance, June 30, 2009	81,852,831	$11,949	126	$(25)	$(76)	2,540	$9,890	$90,519	$114,923

The accompanying notes to these consolidated financial statements are an integral part of these statements.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended
	2009	2008
	(In Thousands)
Cash Flows From Operating Activities:
Net Income	$21,7777	$20,715

Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities—
Depreciation and Amortization	392	359
Stock Based Compensation	3,664	891
Debt Extinguishment	1,108	-
Amortization of Debt Discount	592	-
Stock Issued for Registration Rights Penalty	—	844
(Increase) Decrease in Assets—
Accounts Receivable	(14,662)	(6,305)
Inventories	15,077	(8,644)
Advances to Suppliers	(6,990)	2,251
Income Taxes Receivable	-	1,475
Other Current Assets	-	(69)
Deposits	-	(11,888)
Increase (Decrease) in Liabilities —
Accounts Payable	1,216	840
Advances From Customers	-	(1,819)
Taxes Payable	(311)	1,220
Other Current Liabilities	-	(42)

Net Cash Provided By (Used in) Operating activities	21,863	(172)

Cash Flows From Investing Activities:
Purchase of Land and Buildings	(21,816)	(28)

Net Cash Used in Investing Activities	(21,816)	(28)

Cash Flows From Financing Activities:
Proceeds From Issuance of Convertible Debt	-	2,100

Net Cash Provided By (Used in) Financing activities	-	2,100

Effect of Exchange Rate Changes in Cash	(1,372)	673

(Decrease) Increase in Cash	(1,325)	2,573

Cash, Beginning of Year	8,633	6,060

Cash, End of Year	$7,308	$8,633

Supplemental Cash Flow Information:
Cash Paid During the Year for
Interest, Net of Amounts Capitalized	$168	$-
Income Taxes	$9,431	$8,186
Supplemental Schedule of Noncash Investing and Financing Activities:
None	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Footnotes to the Consolidated Financial Statements
For the Years Ended June 30, 2009 and 2008

NOTE 1 - NATURE OF BUSINESS

Longwei Petroleum Investment Holding, Limited (the “Company”) is an energy company that, through its subsidiaries, engages in oil and gas operations in the People’s Republic of China (“PRC”).  Oil and gas operations consist of transporting, marketing and selling finished petroleum products.  The Company’s headquarters and primary facilities are located in Taiyuan, Shanxi Province (“Shanxi”). The Company purchases diesel, gasoline, fuel oil and kerosene (the “Products”) from various petroleum refineries in the PRC. The Company is 1 of 5 licensed intermediaries in Shanxi that operates its own large scale storage tanks and has the necessary licenses to operate and sell Products not only in Shanxi but throughout the entire PRC. The Company’s storage tanks have the largest storage capacity of any non-government operated entity in Shanxi.  The Company seeks to earn profits by selling its Products at competitive prices to large scale gas stations, coal plants and other power supply customers and small, independent gas stations. The Company also earns revenue by acting as a purchasing agent for other intermediaries in Shanxi and through the sale of diesel and gasoline at a gas station located on the Company’s property in Taiyuan. The sales price and the cost basis of the Company’s products are largely dependent on the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond the Company’s control.

The Company was incorporated under the laws of the State of Colorado on March 17, 2000 as Tabatha II, Inc.  On October 12, 2007, the Company changed its name to Longwei Petroleum Investment Holding, Limited.

Control by Principal Shareholders

The Company’s directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets or business.

Financial Statements Presented

On October 16, 2007, the Company entered into a Share Exchange Agreement and agreed to issue 69,000,000 shares of its common stock in exchange for 100% of the outstanding ownership units of Longwei Petroleum Investment Holding Limited, (“Longwei BVI”) a British Virgin Islands entity.  This transaction was accounted for as a reverse acquisition. Longwei Petroleum Investment Holding Limited, formerly known as Tabatha II, Inc., did not have any operations and majority-voting control was transferred to Longwei BVI.  The transaction also requires a recapitalization of Longwei BVI. Since Longwei BVI acquired a controlling voting interest; it was deemed the accounting acquirer, while Longwei Petroleum Investment Holding Limited (formerly Tabatha II, Inc.) was deemed the legal acquirer.

The historical consolidated financial statements of the Company are those of Longwei BVI, and of the consolidated entities from October 16, 2007, the date of merger, and subsequent.  The consolidated financial statements for the Company for the years ended June 30, 2009 and 2008 include the financial statements of Longwei Petroleum Investment Holding Limited, Longwei BVI, Longwei BVI’s subsidiary Taiyuan Yahua Energy Conversion Ltd. (“Taiyuan Yahua”),  Taiyuan Longwei Economy & Trading Co., Ltd., a subsidiary of Taiyuan Yahua and Shanxi Heitan Zhingyou Petrochemical Co., Ltd. Intercompany transactions and balances are eliminated in consolidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements, prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with GAAP.

Subsidiaries	State and Countries Registered In	Percentage of Ownership
Longwei Petroleum Investment Holding Limited	British Virgin Islands	100.00%
Taiyuan Yahua Energy Conversion Ltd.	People’s Republic of China	100.00%
Taiyuan Longwei Economy & Trading Ltd.	People’s Republic of China	100.00%
Shanxi Heitan Zhingyou Petrochemical Co., Ltd	People’s Republic of China	100.00	% (a)

(a)
A total of 95% of the ownership units are held by the Company. The remaining 5% of the ownership units are held in trust by an individual who is also an employee of the Company. This ownership structure is organized as such due to PRC business ownership laws.

Cash and Cash Equivalents

For purposes of the consolidated balance sheets and cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

Concentrations of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained at banks within the PRC. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions which do not provide for insurance against lost funds. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

Advances to Suppliers

Advances to suppliers represents cash paid in advance for purchases of inventory from suppliers.  The Company locks in prices with suppliers in advance by using the Company’s cash resources.  The Company expects to maintain this level of advances in the future to ensure that the Company has adequate supplies and can obtain the best possible price for the Company’s inventory for each purchase. The Company does not foresee potential losses being possible with regard to these advances as a result of the suppliers being large enterprises that have significant controls placed on them by the PRC government.  The Company has not had to make any historical adjustments to these accounts for any deficiencies or negative impacts related to the Company’s suppliers.  The Company receives preferential pricing by paying in advance because the Company receives a discount from the spot price and the Company locks in the price, which provides us with greater profitability.

Inventory

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the years ended June 30, 2009 and 2008.

Property Plant and Equipment

Property and equipment is located at the Company’s facilities in Taiyuan City and Gujiao City in the PRC and is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives
Land and Buildings	20 years
Heavy Machinery and Production Equipment	8-20 years
Railway	20 years
Motor Vehicles	5 years

Valuation of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of June 30, 2009, management does not believe any of the Company’s assets were impaired.

Goodwill and Intangible Assets

The Company utilizes the purchase method of accounting for any business combinations initiated after June 30, 2002, and further clarifies the criteria to recognize intangible assets separately from goodwill. Goodwill and indefinite−life intangible assets are not amortized but are reviewed for impairment annually.

Comprehensive Income

Accumulated other comprehensive income represents unrealized gains and losses on marketable securities held by the Company, which are included in the consolidated statement of shareholders’ equity.

Revenue Recognition

The Company records revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.

The Company negotiates contracts with its customers, which may include revenue arrangements with multiple deliverables. The Company’s accounting policies are defined such that each deliverable under a contract is accounted for separately. Historically, the Company has not entered into contracts with its customers that provided for multiple deliverables.

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

Agency fee revenues consists of fees charged to small fuel distributors who lack the required licenses to purchase directly from large refineries. The Company allocates a portion of its purchasing quota to these customers for a fee similar to a sales commission. Agency fee revenues is recognized when there is evidence of an arrangement that specifies pricing and irrevocable allocation of a portion of the Company’s purchase quota and collection has occurred. Cost of agency service revenues consists primarily of selling commissions.

Stock-Based Compensation

The Company does not have a formal stock option plan.

All shares based payments to employees, consultants and others are required to be recognized in the consolidated financial statements based on the estimated fair value of the  equity award.

Stock-based compensation cost includes: compensation cost for the portions of all share-based payments granted to consultants, based on the grant date fair value estimated in accordance revelant accounting guidance amortized on a straight-line basis over the vesting period of the stock awards.

Advertising

Advertising costs are expensed as incurred.

Reclassification

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 financial statements presentation. Such reclassification had no effect on net income, total assets or total liabilities.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company follows appropriate accounting guidance with regard to the accounting for uncertainty in tax positions taken or expected to be taken in a return. The Company reviews guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Net Earnings Per Share

Basic gain or loss per share is computed by dividing the gain or loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted gain or loss per share is computed similar to basic gain or loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. If the additional common shares are anti-dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders).

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.  The consolidated financial statements include some amounts that are based on management’s best estimates and judgments.  Significant estimates include the stock based compensation, warrant liabilities, depreciation, amortization, useful lives of fixed assets and intangible assets, and tax liabilities. These estimates may be adjusted as more current information becomes available, and any future adjustments could be significant in nature to the consolidated financial statements taken as a whole.

NOTE 3 – ACCOUNTS RECEIVABLE

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if an allowance for doubtful accounts is necessary and adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Through the date of these financial statements, the Company has never experienced a significant bad debt.  As  result, no allowance for doubtful accounts has been recorded. Trade accounts receivable at June 30, 2009 and June 30, 2008 consisted of the following:

	June 30, 2009 (in thousands)	June 30, 2008 (in thousands)

Trade Accounts Receivable	$26,796	$12,134
Less: Allowance for Doubtful Accounts	-	-
Totals	$26,796	$12,134

NOTE 4 – INVENTORIES

As of June 30, 2009 and 2008, inventory consisted of significant quantities of diesel oil and gasoline, among others, as outlined herein:

	June 30, 2009 (in thousands)	June 30, 2008 (in thousands)

Diesel Oil	$7,951	$16,433
Gasoline	6,025	12,620
Fuel Oil	-	-
White Spirit	-	-
Total	$13,976	$29,053

NOTE 5 – ADVANCES TO SUPPLIERS

As of June 30, 2009 and 2008, advances to suppliers consisted of significant deposits on account with the Company’s refinery partners.  The deposits are held by the Company’s refinery partners to ensure that the delivery of inventory to the Company is made in a timely manner.  The Company attempts to maintain a significant balance on account with refinery partners with the expectation of receiving preferential pricing from the refinery partners.

	June 30, 2009 (in thousands)	June 30, 2008 (in thousands)

Advances to Suppliers	$35,317	$28,327
Other	-	-
Total	$35,317	$28,327

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2009 (in thousands)	June 30, 2008 (in thousands)

Land and Buildings	$36,561	$2,053
Machinery and Production Equipment	2,799	2,799
Railway	1,440	1,440
Motor Vehicles	215	215
Total Property, Plant and Equipment	41,015	6,507
Accumulated Depreciation	(4,270)	(3,870)
Total	$36,745	$2,637

Depreciation expense for the years ended June 30, 2009 and 2008 was $385 and $359, respectively.

NOTE 7 – ACQUISITION OF GUJIAO

On August 7, 2007, the Company entered into an agreement to purchase the assets of Shanxi Heitan Zhingyou Petrochemical Co., Ltd (“Shanxi Heitan”) for approximately $17,000.  On August 7, 2007, a payment was made towards the acquisition price for approximately $9.2 million.  On February 5, 2008, the purchase agreement was amended to change the terms of the purchase agreement such that the total purchase price would be approximately $29,966 rather than $17,000 and the Company would not only acquire the assets of Shanxi Heitan but the Company would also acquire a 95% ownership of Shanxi Heitan.  The remaining 5% of the Shanxi Heitan was not eligible to be acquired under PRC law and was therefore allocated by Shanxi Heitan to an individual from Taiyuan City who is also an employee of the Company. On January 22, 2009, the Company held majority control of the assets and ownership units of Shanxi Heitan. The Company hired an external professional valuation firm to conduct a valuation of the assets acquired from Shanxi Heitan.  The external professional valuation firm determined that the value of the assets was in excess of the total purchase price paid by the Company of approximately $30,000.  In accordance with the purchase method of accounting, the results of Shanxi Heitan and the estimated fair market value of the assets and liabilities of Shanxi Heitan assumed have been included in the consolidated financial statements from the date of acquisition, January 22, 2009 through June 30, 2009.

The purchase price of Shanxi Heitan was allocated to the assets acquired and liabilities assumed by the Company. The Company recorded the full value of the purchase price to land and buildings within the Company’s property, plant and equipment classification on the balance sheets.

in thousands
Land and Buildings	$29,966
Net Assets Acquired	$29,966
Purchase Consideration	$29,966

Goodwill is comprised of the residual amount of the purchase price over the fair value of the acquired tangible and intangible assets. Shanxi Heitan was a dormant operating entity upon the date of acquisition.  As a result, the inclusion of Shanxi Heitan’s operating results from January 22, 2009 through June 30, 2009 had no impact on the Company’s statement of operations.  If the operating results had been included since the beginning of the current fiscal year, July 1, 2008, the Company’s pro-forma consolidated revenue and the Company’s pro-forma net income for the year ended June 30, 2009 was $196,811 (unchanged) and $21,777 (unchanged), respectively.

NOTE 8 – TAXES

Taxes payable consisted of the following:

	June 30, 2009 (in thousands)	June 30, 2008 (in thousands)

Income Tax Payable	$960	$1,190
Value Added Tax Payable	733	963
Business Taxes and Other Payables	451	302
Total	$2,144	$2,455

United States of America

Since the Company had no operations within the United States, there is no provision for US taxes and there are no deferred tax amounts as of June 30, 2009 and 2008, respectively.

Colorado

The Company is incorporated in Colorado but does not conduct business in Colorado. Therefore, the Company is not subject to corporate income tax.

British Virgin Islands

The Company’s subsidiary, Longwei BVI, is incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.

People’s Republic of China

Income Tax

Enterprise income tax in PRC is generally charged at 25% of a company’s assessable profit. The Company’s subsidiaries incorporated in the PRC are subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.

The Company is governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”). Under the Income Tax Laws, foreign investment enterprises (“FIE”) generally are subject to an income tax at an effective rate of 25%  on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply.

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the years ended June 30, 2009 and June 30, 2008:

	2009	2008
U.S. Statutory Income Tax Rate	35.0%	35.0%
Foreign Income Exclusion	(35.0)	(35.0)
PRC Income Tax	25.0	29.0
Effective Income Tax Rate	25.0%	29.0%

Value Added Tax

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for domestic sales is 13%, which is levied on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority.

The value added tax refundable presents the VAT that the Company paid for the purchasing products and can be used to deduct the VAT related to the sale of products.

NOTE 9 – CONVERTIBLE DEBT

On December 18, 2007, the Company issued convertible debt totaling $2,100 (the “Convertible Debt”) to four entities (the “Holders”).  The Convertible Debt bore interest at an annualized rate of 4%, was convertible to shares of the Company’s common stock at a fixed exercise price of $0.70 per share, contained piggyback registration rights and a cashless conversion provision if the Company was unable to register the shares of the Company’s common stock underlying the Convertible Debt by December 18, 2008.  In connection with the Convertible Debt issuance, the Company issued a total of 1,500,000 warrants (the “Class A Common Stock Purchase Warrants”) to purchase 1,500,000 shares of the Company’s common stock.  The Class A Common Stock Purchase Warrants had an exercise price of $0.80 and could be exercised at any time until December 18, 2010.

On May 27, 2008, the Company entered into a settlement agreement with the Holders whereby the Company issued a total of 1,200,000 shares of the Company’s common stock valued at $844.  The settlement agreement was entered into as a result of the Company’s decision to remove the shares underlying the Convertible Debt from a registration statement filed with the SEC during the fiscal year ending June 30, 2008.

On December 18, 2008, the Company defaulted on the Convertible Debt when it failed to make repayment of the Convertible Debt in accordance with the terms entered into with the Holders on December 18, 2007.

On February 2, 2009, the Company entered into a settlement agreement with the Holders of the Convertible Debt.  The significant terms of the settlement agreement are provided below:

1.	The maturity date of the Convertible Debt was extended to September 18, 2009
2.
The interest rate on the Convertible Debt was retroactively adjusted to approximately 8% for the period from December 17, 2007 through December 18, 2008 and $168 in interest was payable to the Holders immediately

3.	The exercise price of the Class A Common Stock Purchase Warrants was lowered from $0.80 to $0.70
4.	The exercise period of the Class A Common Stock Purchase Warrants was extended from December 10, 2010 to December 10, 2012
5.
The Company agreed to issue an additional 1,200,000 warrants (the “Class B Common Stock Purchase Warrants”) to the Holders.  The Class B Common Stock Purchase Warrants had an exercise price of $0.70 and could be exercised at any time until February 2, 2014.

6.	If the Convertible Debt is not repaid upon the maturity date, September 18, 2009, the interest rate on the Convertible Debt would increase to a 10% annualized rate

The Company determined that the conversion of debt instruments resulted in instruments being exchanged with substantially different terms and applied debt extinguishment accounting. The Company assessed the present value of both the original debt terms and the new debt terms.  The Company determined that the present value of the cash flows associated with the new debt instruments exceeded the present value of the old debt instruments by more than 10%. The present value, on February 2, 2009, of the new debt terms less the present value of the original debts, resulted in a loss on extinguishment of debt of $1,108, which was recorded as an increase to additional paid in capital and a loss on debt extinguishment within the Company’s statement of operations and change in comprehensive income.  The Company also assessed the beneficial conversion feature at a fair market value and determined the value to be $0.

As of June 30, 2009, a balance of $800 remained outstanding on the Convertible Debt.  A total of $1,300 of the Convertible Debt was converted to common stock in the months of May and June, 2009. Accrued interest as of June 30, 2009 totaled $89.

NOTE 10 – DETACHABLE STOCK PURCHASE WARRANTS

On December 18, 2007, in connection with the issuance of the Convertible Debt, the Company issued Class A Common Stock Purchase Warrants to purchase 1,500,000 shares of the Company’s common stock.  The Company valued the Class A Common Stock Purchase Warrants at $1,528.  The value of the Class A Common Stock Warrants was recorded as an increase to equity and a debt discount which offset the principal balance of the Convertible Debt on the Company’s balance sheets as presented herein.  The value of the warrants was then amortized over the expected term of the Convertible Debt. As a result, as of June 30, 2009, a total of $1,528 has been amortized and recorded as interest expense.

The Company determined the fair value of the Class A Common Stock Purchase Warrants and the beneficial conversion features based upon the following management assumptions:

Fair Market Value per Share	$1.50
Exercise Price	$0.80
Expected dividends	0%
Expected volatility	78.05%
Expected term	3 years
Risk free interest rate	4.375%

On February 2, 2009, the Company entered into a settlement agreement with the holders of the Convertible Debt. The Company issued Class B Common Stock Purchase Warrants to purchase 1,200,000 shares of the Company’s common stock.  The Company valued the Class B Common Stock Purchase Warrants at $453.  The value of the Class B Common Stock Warrants was immediately expensed as a debt extinguishment cost.

The Company determined the fair value of the Class B Common Stock Purchase Warrants and the beneficial conversion features based upon the following management assumptions:

Fair Market Value per Share	$0.45
Exercise Price	$0.70
Expected dividends	0%
Expected volatility	123%
Expected term	5 years
Risk free interest rate	1.88%

The following is a summary of the Company’s warrant activity, adjusted for changes in the exercise price of the warrants:

	Warrants	Weighted Average Exercise Price
Exercisable – June 30, 2007	-	$-
Granted	1,500,000	$0.70
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2008	1,500,000	$0.70
Exercisable – June 30, 2008	1,500,000	$0.70
Granted	1,200,000	$0.70
Exercised	-	$-
Forfeited/Cancelled	-	$0.70
Outstanding – June 30, 2009	2,700,000	$0.70
Exercisable – June 30, 2009	2,700,000	$0.70

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.70	2,700,000	4.38 years	$0.70	2,700,000	$0.70

At June 30, 2009 and June 30, 2008, the total intrinsic value of warrants outstanding and exercisable was $2,673 and $4,050, respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 600,000,000 shares, in aggregate, consisting of 500,000,000 shares of common stock, no par value, and 100,000,000 shares of preferred stock, no par value. The Company's current Certificate of Incorporation authorizes the Board of Directors (the “Board”) to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of June 30, 2009, 0 shares of the Company’s Preferred Stock and 81,852,831 shares of the Company’s common stock were issued and outstanding.

Debt Conversions

During May 2009, the holders of the Convertible Debt issued on December 18, 2007 agreed to convert a total of $436 of convertible debt and accrued interest to 622,857 shares of common stock.

During June 2009, the holders of the Convertible Debt issued on December 18, 2007 agreed to convert a total of $865 of convertible debt to 1,235,714 shares of common stock.

Stock Based Compensation

On February 9, 2009, the Company entered issued 15,000 shares of common stock valued at $7 to an entity for marketing services to be provided over a three month term.

On April 9, 2009, the Company entered into an agreement whereby the Company agreed to certain contingent events whereby the Company would issue 1,900,000 shares of common stock valued at $1,537 to an entity for marketing and investor relations services to be provided over a six month term.  The contingent events were met in May and June 2009, respectively. The stock award was valued as of each date each contingent event was met.

On June 12, 2009, the Company entered into four separate consulting agreements whereby the Company agreed to issue 1,909,967 shares of common stock valued at $2,120 to four individuals for consulting services previously rendered.

On June 30, 2009, the Company entered into a consulting agreement whereby the Company agreed to issue 25,000 shares of common stock valued at $25 to its Chief Financial Officer as partial compensation pursuant to the terms of the consulting agreement.  The consulting agreement is effective on July 1, 2009 for a three month term. The stock award will be amortized over the three month term.

NOTE 12 – COMMITMENTS & CONTINGENCIES

Litigation

We may be involved from time to time in ordinary litigation that will not have a material effect on the Company’s operations or finances. The Company is not aware of any pending or threatened litigation against the Company or the Company’s officers and directors in their capacity as such that could have a material impact on the Company’s operations or finances.

Contingent Fees - Consultant

On April 9, 2009, the Company entered into an agreement with an entity to provide advisory services with regard to a potential capital raise to completed by the Company.  The agreement provides for negotiable cash fees for advisory services provided in connection with the capital raise of between $400 and $1,200.  Fees to be paid in accordance with the agreement will be finalized if and when a capital raise is completed.

Contingent Fees - Placement Agent

On June 15, 2009, the Company entered into an agreement with a placement agent for a four month term to facilitate a capital raise for the Company.  The placement agent is entitled to cash compensation of up to 6.0% of all funds raised on behalf of the Company, warrants equal to 10% of the total units sold to investors upon closing of the capital raise and 50,000 shares of the Company’s common stock. As of October 13, 2009 the capital raise had not yet been completed.

NOTE 13 – CONCENTRATIONS

The Company has the following concentrations of business with customers constituting greater than 5% of the Company’s accounts receivable as of June 30, 2009 and June 30, 2008. The nonpayment of these accounts receivables, individually or in the aggregate, could have a material impact on the Company’s future results of operations.

	June 30, 2009	June 30, 2008

Customer 1	17%	23%
Customer 2	16%	27%
Customer 3	9%	15%
Customer 4	6%	4%
Customer 5	5%	-%

The Company has the following concentrations of business with customers constituting greater than 5% of the Company’s revenues for the years ended June 30, 2009 and June 30, 2008, respectively. The loss of these customers, individually or in the aggregate, could have a material impact on the Company’s future results of operations.

	June 30, 2009	June 30, 2008

Taiyuan Yanyu Oil Supply Company Limited	12%	10%
Taiyuan City XiShan Gujiao Material and Oil Storage Labor Service Department2	9%	10%

The Company has the following concentrations of business with suppliers constituting greater than 10% of the Company’s purchasing volume as of June 30, 2009 and June 30, 2008, respectively. The loss of any one of these suppliers, individually or in the aggregate, could have a material impact on the Company’s future results of operations.

	June 30, 2009	June 30, 2008

Yanlian Industry Group Selling Division	19%	11%
Tuha Oil Exploring and Exploiting Headquarters	13%	13%
Tianjin Dagang Jingyu Industry Company Limited	11%	13%
Panjin Jinjiang Oil Chemical Company Limited	11%	22%

NOTE 14 – SEGMENT INFORMATION

The Company operates under the following business segments:

1.	Product Sales - The Company purchases and sells diesel, gasoline, fuel oil and kerosene in the PRC.

2.	Agency Sales - The Company acts as an agent in the purchase and sale of products by other gas and oil distributors in the PRC ..

Year Ended June 30, 2009	Product Sales	Agency Sales	Consolidated Total
Net Sales	$186,904	$9,907	$196,811
Cost of Sales	155,325	2,016	157,341
Segment Income	13,905	7,872	21,777
Segment Assets	120,142	-	120,142
Expenditures for Segment Assets	21,816	-	21,816

Year Ended June 30, 2008	Product Sales	Agency Sales	Consolidated Total
Net Sales	$134,026	$9,762	$143,788
Cost of Sales	105,205	1,596	106,801
Segment Income	12,549	8,166	20,715
Segment Assets	93,468	-	93,468
Expenditures for Segment Assets	28	-	28

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated for subsequent events between the balance sheet date of June 30, 2009 and October 13, 2009, the date the consolidated financial statements were issued.

Approval of Reverse Stock Split

On July 23, 2009, the Company’s Board of Directors unanimously approved a proposal to implement a reverse stock split whereby one share of the Company’s common stock will be issued for every three shares of the Company’s common stock held by a shareholder.  As of the date of the filing of this Form 10-K, the reverse stock split has not been implemented by the Company’s management.  The Company can not be certain that the reverse stock split will be implemented in the future.

Conversion of Class A Common Stock Purchase Warrants

On August 18, 2009, a holder of 357,143 Class A Common Stock Purchase Warrants elected to convert the warrants to the Company’s common stock on a cashless basis.  A total of 184,729 shares of common stock were issued to the holder upon conversion.

Extension of Consulting Agreement with Chief Financial Officer

On October 6, 2009, the Company agreed to extend the Chief Financial Officer’s consulting agreement until October 31, 2009 under equivalent monthly compensation and terms as previously agreed to.

Non-Reliance on Previously Issued Financial Statements

On October 12, 2009, the Company’s management concluded its review of accounting issues previously identified that related to the February 2, 2009 settlement agreement with the Company’s debtholders. The Company’s management concluded its review process, discussed the issues with its independent auditor, and determined that the Company’s previously issued financial statements for the three months ended March 31, 2009 should no longer be relied upon.  The Company’s management determined the Company’s financial statements for the three months ended March 31, 2009 overstated net income by approximately $1.1 million due to a noncash expense which was not recorded within the financial statements to account for a loss on debt extinguishment.  The loss on debt extinguishment is the result of additional consideration, namely in the form of the Class B stock warrants, that was awarded to the Company’s debtholders upon the finalizing of the February 2, 2009 settlement agreement.  The Company intends to file an amendment to its Form 10-Q for the three months ended March 31, 2009 as soon as possible.

NOTE 16 – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is evaluating the effect of the adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “ Determination of the Useful Life of Intangible Assets” . This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of SFAS FSP 142-3, to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” ( “FSP APB 14-1” ). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not expect the adoption of FSP APB 14-1, to have a material impact on its financial position, results of operations or cash flows.

            In October 2008, the FASB issued FSP FAS 157-3, “ Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s consolidated financial statements.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act ("Exchange Act") of 1934, the Company carried out an evaluation with the participation of the Company's management, including Cai Yongjun, the Company's Chief Executive Officer ("CEO") and James Crane, the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended June 30, 2009. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Lonwei Petrolium Investment Holding Limited is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2009, the Company's internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. The management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

CHANGES IN INTERNAL CONTROL OVER FINANCIAL

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

ITEM 9.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Appointment of New Officer

On June 30, 2009, the Company appointed James Crane as its Chief Financial Officer.

The following table sets forth the names, ages, and positions of the Company’s executive officers and directors as of June 30, 2009. Executive officers are elected annually by the Company’s Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by the Company’s shareholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Positions and Offices Held
Mr. Cai Yongjun	57	Chief Executive Officer and Director
Mr. James Crane	33	Chief Financial Officer
Mr. Xue Yongping	42	Secretary and Director

The following summarizes the occupation and business experience for the Company’s officers, directors, and key employees.

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

James Crane, Chief Financial Officer

Mr. Crane was appointed Chief Financial Officer on June 30, 2009. Mr. Crane is a certified public accountant licensed by the Commonwealth of Massachusetts and in good standing. Mr. Crane received a B.S. degree in Accountancy from Bentley University in May 1999. Mr. Crane was employed by Ernst & Young LLP from August 1999 through May 2001. Mr. Crane initially organized J. Crane & Company in September 1999.  Mr. Crane was a partner in the Lexington, Massachusetts professional services firm of Baker O’Connor, LLC from January 1, 2005 through June 30, 2006.  Mr. Crane then reorganized J. Crane & Company on July 1, 2006 and continues to operate J. Crane & Company through the date of this report. Mr. Crane has also served as Chief Financial Officer of Mystaru.com, Inc. and Bioneutral Group, Inc. since October 2007 and January 2009, respectively.  Each of these businesses are public companies listed on the Over the Counter Bulletin Board stock market in the United States of America.

Xue Yongping, Secretary and Treasurer

Ms. Xue has been director, secretary and treasurer since November 1998 of Taiyuan Longwei, the Company's wholly-owned subsidiary. From August 1994 until November 1998, she was the deputy manager for Taiyuan Hua Xin Trading Company, Ltd., where she served as the deputy general manager.  Taiyuan Hua Xin Trading Company is a wholesale petroleum company engaged in the selling of diesel and gasoline to other wholesale users.  From September 1991 to July 1994, Ms. Xue attended Shanxi Law School where she earned her law degree.

Family Relationships

None.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between the Company’s officers and directors and the Company.

From time to time, one or more of the Company’s affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that the Company own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with the Company’s business with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which the Company’s affiliates are associated. The Company’s affiliates are in no way prohibited from undertaking such activities, and neither the Company nor the Company’s shareholders will have any right to require participation in such other activities.

Further, because The Company intend to transact business with some of the Company’s officers, directors and affiliates, as well as with firms in which some of the Company’s officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. The Company believes that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, The Company have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of the Company’s disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by the Company’s directors.

The Company’s policies and procedures regarding transactions involving potential conflicts of interest are not in writing.  The Company understands that it will be difficult to enforce the Company’s policies and procedures and will rely and trust the Company’s officers and directors to follow the Company’s policies and procedures.  The Company will implement the Company’s policies and procedures by requiring the officer or director who is not in compliance with the Company’s policies and procedures to remove himself and the other officers and directors will decide how to implement the policies and procedures, accordingly.

Involvement in Certain Legal Proceedings

To the Company’s knowledge, during the past five (5) years, none of the Company’s directors, executive officers, promoters, control persons, or nominees has been:

Є
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

Є	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

Є
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

Є	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed are timely filed for the fiscal years ended June 30, 2009 and 2008, respectively.

Auditors; Code of Ethics; Financial Expert

The Company does not have an audit committee financial expert.  Mr. Crane, the Company’s Chief Financial Officer, qualifies as an audit committee financial expert.  The Company does not currently have an audit committee. Management expects to review and possibly implement an audit committee during the year ended June 30, 2010.

DESCRIPTION OF SECURITIES

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, no par value per share.  As of October 13, 2009 there were 82,258,187 common shares issued and outstanding.

The holders of the Company’s common stock have equal ratable rights to dividends from funds legally available if and when declared by the Company’s board of directors and are entitled to share ratably in all of the Company’s assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of the Company’s affairs. The Company’s common stock does not provide the right to a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. The Company’s common stock holders are entitled to one non-cumulative vote per share on all matters on which shareholders may vote.

All shares of common stock now outstanding are fully paid for and non-assessable.  The Company’s Articles of Incorporation, Bylaws and the applicable statutes of the State of Colorado for a more complete description of the rights and liabilities of holders ofthe Company’s securities.  All material terms of the Company’s common stock have been addressed in this section.

Holders of shares of the Company’s common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of the Company’s directors.

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock, no par value per share.  The terms of the preferred shares are at the discretion of the board of directors.  As of October 13, 2009,  no preferred shares are issued or outstanding.

Dividends

The Company has not paid any cash dividends to shareholders.  The declaration of any future cash dividends is at the discretion of the Company’s board of directors and depends  upon the Company’s earnings, if any, the Company’s capital requirements and financial position, the Company’s general economic conditions, and other pertinent conditions.  It is the Company’s present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in the Company’s business operations.

Warrants

As of October 13, 2009,  there are 2,342,857outstanding warrants to purchase the Company’s securities.

Options

As of October 13, 2009,  there are no options to purchase the Company’s securities issued or outstanding.

RECENT SALES OF UNREGISTERD SECURITIES

Reference is made to Item 3.02 of this Current Report on Form 8-K for a description of recent sales of unregistered securities, which is hereby incorporated by reference.

INDEMINIFICATION OF OFFICERS AND DIRECTORS

The Company’sdirectors and officers are indemnified as provided by the Colorado Statutes and the Company’s Bylaws. The Company has agreed to indemnify each of the Company’s directors and certain officers against certain liabilities, including liabilities under the Securities Act of 1933. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to the Company’s directors, officers and controlling persons pursuant to the provisions described above, or otherwise, The Company have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the Company’s payment of expenses incurred or paid by the Company’s director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, The Company will, unless in the opinion of the Company’s counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

The Company has been advised that in the opinion of the Securities and Exchange Commission indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of the Company’s directors, officers, or controlling persons in connection with the securities being registered, The Company will, unless in the opinion of the Company’s legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction. The Company will then be governed by the court’s decision.

ITEM 11.  EXECUTIVE COMPENSATION

Longwei Petroleum Investment Holding Limited Executive Compensation Summary

Summary Compensation Table

The following table shows the compensation awarded or paid to, or earned by the officers and directors of Longwei Petroleum Investment Holding Limited for the years ended June 30, 2009 and 2008, respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Cai Yongjun, Chief Executive	2009	$11,217	0	0	0	0	0	0	$11,217
Officer, Director	2008	10,371	0	0	0	0	0	0	10,371

James Crane, Chief Financial Officer, principal Accounting Officer	2009	0	0	24,750	0	0	0	0	24,750
(3)	2008	0	0	0	0	0	0	0	0

Xue Yongping, Secretary and	2009	5,229	0	0	0	0	0	0	5,229
Director	2008	4,865	0	0	0	0	0	0	4,865

 (3)  James Crane was hired on June 30, 2009.  Mr. Crane receives cash compensation equal to $10,000 per month and was awarded 25,000 shares of common stock as compensation through September 30, 2009.

Director Compensation

The Company’s directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Certain Relationships and Related Transactions

The Company will present all possible transactions between us and the Company’s officers, directors or 5% shareholders, and the Company’s affiliates to the Board of Directors for their consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties.

Employment Agreements

The Company has entered into an employment agreement with James Crane dated June 30, 2009.  The employment agreement was verbally extended to October 31, 2009 on October 6, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after June 30, 2009 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding the Company’s common stock beneficially owned on June 30, 2009, for (i) each shareholder known to be the beneficial owner of 5% or more of the Company’s outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group, after the closing of the Share Exchange Agreement.

		(1)
Name and Address of Beneficial Owner (2)	Number of Shares Beneficially Owned	Percentage of Class
Cai Yongjun (3)	34,500,000	41.56%
Xue Yongping (4)	34,500,000	41.56%
James Crane (5)	25,000	*
All Directors and Officers (3 Persons)	69,025,000	83.15%

(1) Based upon 83,011,527 shares of stock issued and outstanding as of October 13, 2009
(2) Unless otherwise stated, the address for all the officers and directors is No.30 Guanghua Street, Xiaojingyu Xiang, Wanbailin District Taiyuan City, Shanxi Province, Shanxi, China.
(3) Cai Yongjun is the Chief Executive Officer and the Chairman of the Board of Directors of Longwei Petroleum Investment Holding Limited.
(4) Xue Yongping is Secretary and Director of Longwei petroleum Investment Holding Limited.
(5) James Crane is the Chief Financial Officer of Longwei Petroleum Investment Holding Limited.

*      Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s consolidated financial statements for the year ended June 30, 2009, the Company was billed $128,100 for professional services rendered for the audit of the Company’s consolidated financial statements and review of the Company’s quarterly financial statements.

Legal Fees

None.

All Other Fees

The Company did not incur any other fees related to services rendered by the Company’s principal accountant for the year ended June 30, 2009.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Principal Executive Officers of Longwei Petroleum Investment Holding Limited
Date: October 13, 2009	By:	/s/ Cai Yongjun
Cai Yongjun, Chief Executive Office

	By:	/s/ James Crane
James Crane Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Yongium Cai	Chief Executive Officer, Director	October 13, 2009
Yongium Cai	(Principal Executive Officer)

By: /s/ James Crane	Chief Financial Officer	October 13, 2009
James Crane	(Principal Financial and Accounting Officer)

By: /s/ Yongping Xue	Director	October 13, 2009
Yongping Xue