Form 10-Q
period 2009-09-30
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2009-11-20
CIK 1111817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period for          , 2009

Commission File No. 000-31751

LONGWEI PETROLEUM
INVESTMENT HOLDING LIMITED

 (Name of small business issuer in its charter)

Colorado	84-1536518
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
No. 30 Guanghau Avenue, Wan Bailin District, Taiyuan City, Shanxi Province, China	030024
(Address of principal executive offices)	(Zip Code)

(617) 699-6325
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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
Yes ☒   No ☐

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

As of November 20, 2009, the registrant had 84,797,020 shares of its common stock issued and outstanding.

TABLE OF CONTENTS

		PAGE
	PART I
ITEM 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and June 30, 2009	F-1
	Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three Months Ended September 30, 2009 and September 30, 2008	F-2
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2009 and September 30, 2008	F-3
	Notes to the Unaudited Condensed Consolidated Financial Statements	F-4
ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	3
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	6
ITEM 4T.	Controls and Procedures	6

	PART II
ITEM 1.	Legal Proceedings	7
ITEM 1A.	Risk Factors	7
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
ITEM 3.	Defaults Upon Senior Securities	7
ITEM 4.	Submission of Matters to a Vote of Security Holders	7
ITEM 5.	Other Information	7
ITEM 6	Exhibits	7

	SIGNATURES	8

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Longwei Petroleum Investment Holding Limited and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2009	June 30, 2009
Assets	(In Thousands)
Current Assets:
	(Unaudited)

Cash	$9,432	$7,308
Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 as of September 30, 2009 and $0 as of June 30, 2008	27,407	26,796
Inventories	14,178	13,976
Advances to Suppliers	34,227	35,317

Total Current Assets	85,244	83,397

Property, Plant and Equipment, Net	44,312	36,745

Total Assets	$129,556	$120,142

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts Payable	$1,626	$2,275
Convertible Notes Payable	282	800
Warrant Derivative Liability	2,310	—
Taxes Payable	3,691	2,144

Total Current Liabilities	7,909	5,219

Total Liabilities	7,909	5,219

Commitments and Contingencies

Shareholders' Equity:
Preferred Stock, No Par Value, 100,000,000 Shares Authorized, 0 Issued and Outstanding as of June 30, 2009 and 2008	-	-
Common Stock, No Par Value; 500,000,000 Shares Authorized; 83,011,527 and 81,852,831 Issued and Outstanding as of September 30, 2009 and June 30, 2009	11,371	11,949
Shares to be Issued	25	126
Stock Subscription Receivable	—	(76)
Deferred Stock Based Compensation	—	(25)
Additional Paid-in Capital	—	2,540
Retained Earnings	100,234	90,519
Other Comprehensive Income	10,017	9,890

Total Shareholders' Equity	121,647	114,923

Total Liabilities and Shareholders' Equity	$129,556	$120,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income

	For the Three Months Ended September 30,
	2009	2008
	(In Thousands, Except Per Share Data)

Net Sales	$59,361	$44,475
Cost of Sales	47,752	34,835
Gross Profit	11,609	9,640
Operating Expenses
General and Administrative Expenses	545	2,167
Total Operating Expenses	545	2,167
Operating Income	11,064	7,473
Change in Fair Value of Derivatives	(1,056)	-
Interest Income	5	4
Interest Expense	(31)	(22)
Income Before Income Tax Expense	9,982	7,455
Income Tax Expense	(2,777)	(1,965)
Net Income	7,205	5,490
Foreign Currency Translation Adjustment	127	1,071
Comprehensive Income	$7,332	$6,561

Earnings per Common Share:
Basic	$0.09	$0.07
Diluted	$0.08	$0.07

Weighted Average Common Shares Outstanding:
Basic	82,321,110	76,205,000
Diluted	85,465,029	80,705,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended September 30,
	2009	2008
	(In Thousands)
Cash Flows From Operating Activities:
Net Income	$7,205	$5,490
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities—
Depreciation and Amortization	77	96
Stock Based Compensation	25	-
Change in Fair Value of Derivatives	1,056	-
Accretion of Debt Discount	-	382
(Increase) Decrease in Assets—
Accounts Receivable	(611)	(7,453)
Inventories	(202)	5,420
Advances to Suppliers	1,090	(6,176)
Increase (Decrease) in Liabilities—
Accounts Payable	(622)	(83)
Taxes Payable	1,547	1,560
Other Current Liabilities	-	13
Net Cash Provided By (Used in) Operating activities	9,565	(751)
Cash Flows From Investing Activities:
Land Improvements	(7,644)	-
Net Cash Used in Investing Activities	(7,644)	-
Cash Flows From Financing Activities:
Proceeds From Issuance of Common Stock	76	-
Net Cash Provided By Financing activities	76	-
Effect of Exchange Rate Changes in Cash	127	129
Increase (Decrease) in Cash	2,124	(622)
Cash, Beginning of Period	7,308	8,633
Cash, End of Period	$9,432	$8,011
Supplemental Cash Flow Information:
Cash Paid During the Year for
Interest	$76	$—
Income taxes	$1,230	$1,723
Supplemental Schedule of Noncash Investing and Financing activities:
None	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Footnotes to the Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2009 and 2008

NOTE 1 - NATURE OF BUSINESS

Longwei Petroleum Investment Holding, Limited (the “Company”) is an energy company that, through its subsidiaries, engages in oil and gas operations in the People’s Republic of China (“PRC”).  Oil and gas operations consist of transporting, marketing and selling finished petroleum products.  The Company’s headquarters and primary facilities are located in Taiyuan City, Shanxi Province (“Shanxi”). The Company’s second facility is located in Gujiao, Shanxi. The Company purchases diesel, gasoline, fuel oil and kerosene (the “Products”) from various petroleum refineries in the PRC. The Company is 1 of 3 licensed intermediaries in Taiyuan City and the sole licensed intermediary in Gujiao that operates its own large scale storage tanks. The Company has the necessary licenses to operate and sell Products not only in Shanxi but throughout the entire PRC. The Company’s storage tanks have the largest storage capacity of any privately operated entity in Shanxi.  The Company seeks to earn profits by selling its Products at competitive prices to large scale gas stations, coal plants, other power supply customers and small, independent gas stations. The Company also earns revenue by acting as a purchasing agent for other intermediaries in Shanxi and through the sale of diesel and gasoline at gas stations located at each of the Company’s facilities. The sales price and the cost basis of the Company’s products are largely dependent on the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond the Company’s control.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  The Company’s accounting policies and certain other disclosures are set forth in the notes to the unaudited condensed consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 as filed with the United States Securities and Exchange Commission on October 13, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements, prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. The accompanying unaudited condensed consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with GAAP.

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

Accounting for Derivatives

The Company evaluates conversion options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (the “ASC”), namely ASC Topic 815-40 “Derivatives and Hedging: Contracts in Entity’s Own Equity.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market at each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Cumulative Effect of Change in Accounting Principle

On July 1, 2009, the Company adopted certain sections of ASC Topic 815-40 (formerly known as “EITF 07-5”) and, as a result, determined that certain of its stock warrants previously issued contain round-down protection (price protection) and such instruments are not considered indexed to a company’s own stock because neither the occurrence of a sale of common stock by the Company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.  Accordingly, the stock warrants with price protection qualify as derivatives and need to be separately accounted for as a liability under ASC Topic 815-40.  In accordance with ASC Topic 815-40, the cumulative effect of the change in accounting principle has been applied retrospectively and has been recognized as an adjustment to the opening balance of equity.  The cumulative-effect adjustment amounts recognized in the statement of financial position as a result of the initial adoption of this policy were determined based on the amounts that would have been recognized if the policy had been applied from the issuance date of the instrument. As a result of the accounting change, retained earnings as of July 1, 2009 increased from $90,519 thousand, as originally reported, to $93,029 thousand and additional paid-in capital decreased from $2,540 thousand as originally reported, to $0.  Common stock, par value, as of July 1, 2009 decreased from $11,948 thousand, as originally reported, to $10,420 thousand.

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements as of June 30, 2009 and for the three months ended September 30, 2008 in order to be comparable with the condensed consolidated financial statements as of and for the three months ended September 30, 2009, respectively.

NOTE 3 – ACCOUNTS RECEIVABLE

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if an allowance for doubtful accounts is necessary and adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Through the date of these financial statements, the Company has never experienced a significant bad debt.  As a result, an allowance for doubtful accounts has not been recorded. Trade accounts receivable at September 30, 2009 and June 30, 2009 consisted of the following:

	September 30, 2009 (000’s)	June 30, 2009 (000’s)

Trade Accounts Receivable	$27,407	$26,796
Less: Allowance for Doubtful Accounts	_-	_-
Totals	$27,407	$26,796

NOTE 4 – INVENTORIES

As of September 30, 2009 and June 30, 2009, inventory consisted of significant quantities of diesel oil and gasoline, among others, as outlined herein:

	September 30, 2009 (000’s)	June 30, 2009 (000’s)

Diesel Oil	$7,771	$7,951
Gasoline	6,407	6,025
Fuel Oil	-	-
White Spirit	-	-
Total	$14,178	$13,976

NOTE 5 – ADVANCES TO SUPPLIERS

As of September 30, 2009 and June 30, 2009, advances to suppliers consisted of significant deposits on account with the Company’s refinery partners.  The deposits are held by the Company’s refinery partners to ensure that the delivery of inventory to the Company is made in a timely manner.  The Company attempts to maintain a significant balance on account with refinery partners with the expectation of receiving preferential pricing from the refinery partners.

	September 30, 2009 (000’s)	June 30, 2009 (000’s)

Advances to Suppliers	$34,227	$35,317
Other	-	-
Total	$34,227	$35,317

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2009 (000’s)	June 30, 2009 (000’s)

Land and Buildings	$44,209	$36,561
Machinery and Production Equipment	2,799	2,799
Railway	1,440	1,440
Motor Vehicles	215	215
Total Property, Plant and Equipment	48,663	41,015
Accumulated Depreciation	(4,351)	(4,270)
Total	$44,312	$36,745

Depreciation expense for the three months ended September 30, 2009 and 2008 was $77 thousand and $96 thousand, respectively.

NOTE 7 – ACQUISITION OF GUJIAO

On August 7, 2007, the Company entered into an agreement to purchase the assets of Shanxi Heitan Zhingyou Petrochemical Co., Ltd (“Shanxi Heitan”) for approximately $17,000 thousand.  On August 7, 2007, a payment was made towards the acquisition price for approximately $11,888 thousand.  On February 5, 2008, the purchase agreement was amended to change the terms of the purchase agreement such that the total purchase price would be approximately $29,966 thousand rather than $17,000 thousand and the Company would not only acquire the assets of Shanxi Heitan but the Company would also acquire a 95% ownership of Shanxi Heitan.  The remaining 5% of the Shanxi Heitan was not eligible to be acquired under PRC law and was therefore allocated by Shanxi Heitan to an unaffiliated individual from Taiyuan City to be held in trust on behalf of the Company. On January 22, 2009, the Company therefore held majority control of the assets and ownership units of Shanxi Heitan. Additional payments towards the acquisition price were made during the year ended June 30, 2009 of approximately $18,078 thousand.  The Company hired an external professional valuation firm to conduct a valuation of the assets acquired from Shanxi Heitan.  The external professional valuation firm determined that the value of the assets was in excess of the total purchase price paid by the Company of approximately $30,000 thousand.  In accordance with the purchase method of accounting, the results of Shanxi Heitan and the estimated fair market value of the assets and liabilities of Shanxi Heitan assumed have been included in the unaudited condensed consolidated financial statements from the date of acquisition, January 22, 2009 through September 30, 2009.

The purchase price of Shanxi Heitan was allocated to the assets acquired and liabilities assumed by the Company. The Company recorded the full value of the purchase price to land and buildings within the Company’s property, plant and equipment classification on the balance sheets.

(000’s)

Land and Buildings	$29,966
Net Assets Acquired	$29,966

Purchase Consideration	$29,966

Goodwill is comprised of the residual amount of the purchase price over the fair value of the acquired tangible and intangible assets. Shanxi Heitan was a dormant operating entity upon the date of acquisition and is expected to begin operations in January, 2010.  As a result, the inclusion of Shanxi Heitan’s operating results from January 22, 2009 through September 30, 2009 had no impact on the Company’s statement of operations.  If the operating results had been included since the beginning of the prior fiscal year, July 1, 2008, the Company’s pro-forma consolidated revenue and the Company’s pro-forma net income for the three months ended September 30, 2008 was $44,475 thousand (unchanged) and $5,490 thousand (unchanged), respectively.

NOTE 8 – TAXES

Taxes payable consisted of the following:

	September 30, 2009 (000’s)	June 30, 2009 (000’s)

Income Tax Payable	$2,102	$960
Value Added Tax Payable	916	733
Business Taxes and Other Payables	673	451
Total	$3,691	$2,144

NOTE 9 – CONVERTIBLE DEBT

On December 18, 2007, the Company issued convertible debt totaling $2,100 thousand (the “Convertible Debt”) to four entities (the “Holders”).  The Convertible Debt bore interest at an annualized rate of 4%, was convertible to shares of the Company’s common stock at a fixed exercise price of $0.70 per share, contained piggyback registration rights and a cashless conversion provision if the Company was unable to register the shares of the Company’s common stock underlying the Convertible Debt by December 18, 2008.  In connection with the Convertible Debt issuance, the Company issued a total of 1,500,000 warrants (the “Class A Common Stock Purchase Warrants”) to purchase 1,500,000 shares of the Company’s common stock.  The Class A Common Stock Purchase Warrants had an exercise price of $0.80 and could be exercised at any time until December 18, 2010.

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
2.
The interest rate on the Convertible Debt was retroactively adjusted to approximately 8% for the period from December 18, 2007 through December 18, 2008 and $168 thousand in interest was payable to the Holders immediately

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

As of September 18, 2009, the Company was in default on the convertible debt. Subsequent to September 30, 2009 all the remaining principal and interest on the convertible debt has been converted to equity at the option of the Holders.

As of September 30, 2009, a balance of $282 thousand remained outstanding on the Convertible Debt.  A total of $545 of principle and interest accrued on the Convertible Debt was converted to common stock in the three months ended September 30, 2009. Accrued interest as of September 30, 2009 totaled $17 thousand.

Principal payments are due on the convertible notes as follows:

Fiscal Year Ending September 30,	Amount (000’s)

2010	$282
Subsequent	-
$282

NOTE 10 – DETACHABLE STOCK PURCHASE WARRANTS

On July 1, 2009 we adopted ASC 815-40 due to the reset provision in the Class A and Class B stock warrants. ASC 815-40 requires us to re-evaluate the warrants issued with the convertible notes and to determine if the previous accounting for these items would change. Upon this re-evaluation, we determined we are required to reclassify the stock warrants from equity to a liability account and we will have to mark to market the value of the stock warrants each reporting period. We used the Black-Scholes valuation model to determine the value of the stock warrants associated with the convertible notes as of June 30, 2009. In accordance with the guidance of ASC 815-40, a cumulative adjustment increasing July 1, 2009 retained earnings by $2,510 thousand and was recorded as of July 1, 2009 to reflect this new accounting policy. We will be required to re-value these amounts in each reporting period based on a revised valuation of the warrant derivative liability.

The Company valued the stock warrants as of the issuance dates, December 17, 2007 and February 2, 2009, and as of the most recent fiscal year end, June 30, 2009, in order to determine the cumulative adjustment to retained earnings. We then valued the stock warrants as of September 30, 2009 in order to mark the stock warrants to market. The valuation attributes utilized in Black Scholes valuation calculations to determine the valuation of the stock warrants on each particular date is provided below.

Class A Warrant - Valuation Inputs
Product	September 30, 2009	June 30, 2009	February 9, 2009	December 17, 2007
Stock Price	$1.47	$0.99	$0.45	$1.50
Risk Free Interest Rate	1.43%	1.72%	1.38%	3.49%
Volatility	63.93%	63.93%	149.18%	70.37%
Exercise Price	$0.70	$0.70	$0.70	$0.70
Dividend Yield	0%	0%	0%	0%
Contractual Life (Years)	3.22	3.47	3.86	5.00

Class B Warrant - Valuation Inputs
Product	September 30, 2009	June 30, 2009	February 9, 2009
Stock Price	$1.47	$0.99	$0.45
Risk Free Interest Rate	2.41%	2.66%	1.88%
Volatility	63.93%	63.93%	123.37%
Exercise Price	$0.70	$0.70	$0.70
Dividend Yield	0%	0%	0%
Contractual Life (Years)	4.36	4.62	5.86

The following is a summary of the Company’s warrant activity, adjusted for changes in the exercise price of the warrants:

	Warrants	Weighted Average Exercise Price
Exercisable – June 30, 2008	1,500,000	$-
Granted	1,200,000	$0.70
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2009	2,700,000	$0.70
Exercisable – June 30, 2009	-	$0.70
Granted	-	$0.70
Exercised	(357,143)	$-
Forfeited/Cancelled	-	$0.70
Outstanding – September 30, 2009	2,342,857	$0.70
Exercisable – September 30, 2009	2,342,857	$0.70

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.70	2,342,857	4.06 years	$0.70	2,342,857	$0.70

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 600,000,000 shares, in aggregate, consisting of 500,000,000 shares of common stock, no par value, and 100,000,000 shares of preferred stock, no par value. The Company's current Certificate of Incorporation authorizes the Board of Directors (the “Board”) to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of September 30, 2009, 0 shares of the Company’s Preferred Stock and 83,011,527 shares of the Company’s common stock were issued and outstanding.

Stock Issuance

On July 16, 2009, the Company completed a private placement with 4 investors and issued 234,484 shares of common stock for $76,000.

Debt Conversions

During July 2009, the holders of the Convertible Debt issued on December 18, 2007 agreed to convert a total of $18 thousand of convertible debt to 25,000 shares of common stock.

During August 2009, the holders of the Convertible Debt issued on December 18, 2007 agreed to convert a total of $527 thousand of convertible debt to 753,340 shares of common stock.

Stock Warrant Exercise

On August 18, 2009, a holder of certain stock warrants elected to exercise 357,143 stock warrants valued at $304 thousand on a cashless basis. The Company issued 184,729 shares of common stock in accordance with the exercise notice.

Stock Based Compensation

On June 30, 2009, the Company entered into a consulting agreement whereby the Company agreed to issue 25,000 shares of common stock valued at $25 thousand to its Chief Financial Officer as partial compensation pursuant to the terms of the consulting agreement.  The consulting agreement is effective on July 1, 2009 for a three month term. The stock award was amortized over the three month term ending September 30, 2009.

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

Contingent Fees - Consultant

On April 9, 2009, the Company entered into an agreement with an entity to provide advisory services with regard to a potential capital raise to be completed by the Company.  The agreement provides for negotiable cash fees for advisory services provided in connection with the capital raise of between $400 thousand and $1,200 thousand.  Fees to be paid in accordance with the agreement have not yet been finalized.

NOTE 13 – EARNINGS PER SHARE

The following table shows the information used in the calculation of basic and diluted earnings per common share (in thousands, except number of shares and per share amounts):

	For the Three Months Ended September 30,
	2009	2008
Numerator — Basic and diluted:
Net Income	$7,205	$5,490
Denominator:		76,205
Weighted Average Common Shares Outstanding — Basic	82,321,110	76,205,000
Add: Stock Warrants	2,536,956	1,875,000
Add: Convertible Debt	606,963	2,625,000
Weighted Average Common Shares Outstanding — Diluted	85,465,029	80,705,000
Basic Earnings Per Common Share:
Net Income — Basic	$0.09	$0.07
Diluted Earnings Per Common Share:
Net Income — Diluted	$0.08	$0.07

The calculation of earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all dilutive potential common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive. We use the treasury stock method to calculate the dilutive effect of stock options and other common stock equivalents (potentially dilutive shares). These potentially dilutive shares include stock options and stock grants.  For both periods presented above, we have not excluded any potentially dilutive shares from the calculation of diluted earnings per share.

NOTE 14 – SEGMENT INFORMATION

The Company operates under the following business segments:

1.	Product Sales - The Company purchases and sells diesel, gasoline, fuel oil and kerosene in the PRC.

2.	Agency Sales - The Company acts as an agent in the purchase and sale of products by other gas and oil distributors in the PRC ..

Three Months Ended September 30, 2009	Product Sales	Agency Sales	Consolidated Total
Net Sales	$56,006	$3,355	$59,361
Cost of Sales	47,340	412	47,752
Segment Income	4,262	2,943	7,205
Segment Assets	129,556	-	129,556
Expenditures for Segment Assets	7,644	-	7,644

Three Months Ended September 30, 2008	Product Sales	Agency Sales	Consolidated Total
Net Sales	$42,526	$1,949	$44,475
Cost of Sales	34,835	-	34,835
Segment Income	3,541	1,949	5,490
Segment Assets	101,825	-	101,825
Expenditures for Segment Assets	721	-	721

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated for subsequent events between the balance sheet date of September 30, 2009 and November 20, 2009, the date the condensed unaudited consolidated financial statements were issued.

Private Placement

On October 29, 2009, the Company entered in a Securities Purchase Agreement with certain accredited investors (the “Investors”) (the “Purchase Agreement”) pursuant to which the Company issued and sold 13,499,274 of its newly designated Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and warrants (the “Warrants”) to purchase an aggregate of 13,499,274 shares of the Company’s common stock for an aggregate purchase price of $14,849,201.50 (the Warrants and, together with the Series A Preferred Stock, the “Private Placement Securities”).  National Securities Corporation acted as the lead placement agent on the private placement and was awarded 1,349,927 Warrants to purchase common stock under the same terms as the Investors.

In connection with the transaction, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors.  The Registration Rights Agreement provides that the Company will file a “resale” registration statement (the “Initial Registration Statement”) with the Securities and Exchange Commission (the “SEC”) covering all of the Private Placement Securities within 60 days from the date of the closing of the transaction.  If any of the Private Placement Securities are unable to be included on the Initial Registration Statement, the Company has agreed to file subsequent registration statements until all of the Private Placement Securities have been registered.

 The Series A Preferred Stock is convertible into shares of the Company’s common stock based on a one to one conversion ratio, at an initial conversion price of $1.10 per share, subject to adjustment.  The holders of the Company’s Series A Preferred Stock do not have voting rights except as required by Colorado law.  In addition, so long as any shares of Series A Preferred Stock are outstanding, the Company cannot, without the written consent of the holders of 75% of the then outstanding Series A Preferred Stock: (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend this Certificate, (ii) authorize or create any class of stock ranking as to dividends or distribution of assets upon a Liquidation (as defined in the certificate of designation) senior to or otherwise pari passu with the Series A Preferred Stock, or any series of preferred stock possessing greater voting rights or the right to convert at a more favorable price than the Series A Preferred Stock, (iii) amend its certificate of incorporation or other charter documents in breach of any of the provisions hereof, (iv) increase the authorized number of shares of Series A Preferred Stock or the number of authorized shares of Preferred Stock, or (v) enter into any agreement with respect to the foregoing.  In the event of the liquidation, dissolution or winding up of the Company, the holders of the Company’s Series A Preferred Stock shall be entitled to be paid out of the assets of the Company available therefore, an amount in cash equal to $1.10 per share of Series A Preferred Stock plus accrued and unpaid dividends.  No distribution shall be made on any junior securities by reason of any liquidation of the Company unless each holder of Series A Preferred Stock shall have received all amounts in full to which such holder shall be entitled. The Series A Preferred Stock holders shall be entitled to receive dividends payable at the rate of 6% of the Liquidation Price (which is defined as $1.10) payable quarterly.  The Series A Preferred Stock also contains limitations on exercise, including the limitation that the holders may not convert their shares to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.9% of the Company’s outstanding shares of common stock.

The Warrants are exercisable for a term of three years at an exercise price of $2.255 per share.  The Warrants also contain anti-dilution provisions, including but not limited to, if the Company issues shares of its common stock at less than the then existing conversion price, the conversion price of the Warrants will automatically be reduced to such lower price and the number of shares to be issued upon exercise will be proportionately increased.  The Warrants contain limitations on exercise, including the limitation that the holders may not convert their Series A Warrants to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.9% of the Company’s outstanding shares of common stock.

Additionally, as further consideration for the transaction, the Company, along with the Investors, entered into a make good escrow agreement (the “Make Good Escrow Agreement”) with certain insiders of the Company who placed an aggregate of 13,499,274 shares of the Company’s common stock into escrow (the “Escrow Shares”), to be distributed if certain financial milestones of the Company are not met.  Pursuant to the terms of the Make Good Escrow Agreement, if the After Tax Net Income reported in the Company’s 2010 Annual Report is less than $23,900,000 (subject to certain exclusions) (the “2010 Guaranteed ATNI), then the Investors shall be entitled to receive on a “pro rata” basis (determined by dividing each Investor’s investment amount by the aggregate of all investment amounts delivered to the Company by the Investors under the Agreement) for no additional consideration.

Conversion of December 2007 Convertible Debt

In October and November 2009, the holders of the December 2007 convertible notes elected to convert approximately $187,000 in principle and interest on the convertible notes.  A total of approximately 267,000 shares of common stock were issued upon conversion.

As of November 18, 2009, the remaining balance of convertible notes had been paid off or converted to common stock. The Company no longer has any debt.

Exercise of Class A Common Stock Purchase Warrants

On October 26, 2009, the holders of 785,714 Class A Common Stock Purchase Warrants elected to exercise the warrants to purchase the Company’s common stock on a cashless basis.  A total of 477,122 shares of common stock were issued to the holders upon exercise.

Exercise of Class B Common Stock Purchase Warrants

In October, 2009, the holders of 914,286 Class B Common Stock Purchase Warrants elected to convert the warrants to purchase the Company’s common stock on a cashless basis.  A total of 602,837 shares of common stock were issued to the holders upon exercise.

Execution of Consulting Agreement with Chief Financial Officer

On October 26, 2009, the Company agreed to a new agreement with its Chief Financial Officer. The agreement is for a term of twelve months.  The Chief Financial Officer will be compensated approximately $10,000 per month. He also received a share award of 100,000 shares of common stock, 25,000 of which are immediately vested and 75,000 of which are subject to a vesting schedule over twelve months.

NOTE 16 – RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-06, “Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”. ASU 2009-06 provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates the disclosures required by paragraph ASC Topic 740-10-50-15(a) through (b) for nonpublic entities. The Company believes the adoption of ASU 2009-09 will not have a material impact on its unaudited condensed consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, “Revenue Recognition”, to require companies to allocate the overall consideration in multiple-element arrangements to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company believes the adoption of ASU 2009-13 will not have a material impact on its unaudited condensed consolidated financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS.

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to generate new business based on our sales and marketing efforts, referrals and existing relationships, our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section included in our Form 10-K for the year ended June 30, 2009, as filed with the Securities and Exchange Commission on October 13, 2009. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed in any forward-looking statements. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Highlights and Executive Summary

Longwei Petroleum Investment Holding, Limited (the “Company”) is an energy company that, through its subsidiaries, engages in oil and gas operations in the People’s Republic of China (“PRC”).  Oil and gas operations consist of transporting, marketing and selling finished petroleum products.  The Company’s headquarters and primary facilities are located in Taiyuan City, Shanxi Province (“Shanxi”). The Company’s second facility is located in Gujiao, Shanxi. The Company purchases diesel, gasoline, fuel oil and kerosene (the “Products”) from various petroleum refineries in the PRC. The Company is 1 of 3 licensed intermediaries in Taiyuan City and the sole licensed intermediary in Gujiao that operates its own large scale storage tanks and has the necessary licenses to operate and sell Products not only in Shanxi but throughout the entire PRC. The Company’s storage tanks have the largest storage capacity of any privately operated entity in Shanxi.  The Company seeks to earn profits by selling its Products at competitive prices to large scale gas stations, coal plants, other power supply customers and small, independent gas stations. The Company also earns revenue by acting as a purchasing agent for other intermediaries in Shanxi and through the sale of diesel and gasoline at gas stations located at each of the Company’s facilities. The sales price and the cost basis of the Company’s products are largely dependent on the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond the Company’s control.

For the three months ended September 30, 2009, the Company reported revenues of approximately $59 million, an increase of 33% from revenues of approximately $44 million reported for the three months ended September 30, 2008.  The Company continued to expand its customer base and the pricing of the Company’s Products continued to follow a trend towards higher, more profitable pricing.

Results of Operations

The following tables set forth key components of the Company’s results of operations for the three months ended September 30, 2009 and 2008, respectively.  All numbers referenced herein are “in thousands”.

For the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

	(In Thousands)
	2009	2008

Revenues	$59,361	$44,475
Costs of Sales	47,752	34,835
Gross Profit	11,609	9,640
Total Operating Expenses	545	2,167
Income From Operations	11,064	7,473
Other Income and Expenses	(1,082)	(18)
Provision for Income Taxes	(2,777)	(1,965)
Net Income	7,205	5,490
Foreign Currency Translation Adjustment	127	1,071
Comprehensive Income	$7,332	$6,561
Basic Earnings Per Share	$0.09	$0.07
Diluted Earnings Per Share	$0.08	$0.07

Revenues

Revenues for the three months ended September 30, 2009 were $59,361 as compared to $44,475 for the three months ended September 30, 2008. The increase of $14,886 or 33.47% was primarily due to certain new customer contracts.  Additionally, the average sales price per metric ton of product the Company sold was $1.1 and $1.0 during the three months ended September 30, 2009 and 2008, respectively.

Costs of Sales

Costs of sales for the three months ended September 30, 2009 were $47,752 as compared to $34,835 for the three months ended September 30, 2008.  The increase of $12,917 or 37.08% was primarily due to the revenue growth resulting from certain new customer contracts .  The Company’s gross profit was 20% and 22%, respectively, for the three months ended September 30, 2009 and 2008.  The average cost basis per metric ton of product the Company sold was $0.9 and $0.8 during the three months ended September 30, 2009 and 2008, respectively.

Operating Expenses

Operating expenses for the three months ended September 30, 2009 amounted to $545 as compared to $2,167 for the three months ended September 30, 2008.  The decrease of $1,622 or 74.85% was primarily due to the curtailing of administrative costs in order to focus resources on the new Gujiao facility’s buildout.  Operating expenses for the remaining three quarters of the year ended June 30, 2010 should be more substantial. Management expects salaries of all employees in the PRC will be paid in cash.  However, consultants and others located outside of the PRC have been willing to accept stock based compensation in lieu of cash.  The Company has no plans to make stock based compensation a normal attribute of its employees and consultants’ contracts but it is likely some stock issuances for compensation will be awarded during the fiscal year ending September 30, 2010 and forward. Repairs and maintenance expense is likely to increase as a result of the initial operations of the Gujiao facility.

Net Income

Net income for the three months ended September 30, 2009 was $7,205 as compared to $5,490 for the three months ended September 30, 2008, due to the reasons set forth above.

Basic and Diluted Earnings per Share

 The Company’s basic net income per share was $0.09 and $0.07, respectively for the three months ended September 30, 2009 and 2008, respectively.

The Company’s diluted net income per share was $0.08 and $0.07, respectively for the three months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

As of September 30, 2009, the Company’s current assets were $85,244 and current liabilities were $7,909. Cash and cash equivalents totaled $9,432 as of September 30, 2009. The Company’s shareholders’ equity at September 30, 2009 was $121,647. The Company had cash provided by (used in) operating activities for the three months ended September 30, 2009 and 2008 of $9,565 and $(751), respectively. The Company had net cash used in investing activities of $(7,664) and $0 for the three months ended September 30, 2009 and 2008, respectively. The Company had net cash provided by financing activities of $76 and $0 for the three months ended September 30, 2009 and 2008, respectively.

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

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) inventory costs and reserves; (2) asset impairments (3) and depreciable lives of assets. Future events and their effects cannot be predicted with certainty, and accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. The Company evaluates and updates these assumptions and estimates on an ongoing basis and may employ outside experts to assist with these evaluations. Actual results could differ from the estimates that have been used.

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

The determination of inventory valuation reserves requires management to make estimates and judgments on the future salability of inventories. Valuation reserves for excess, obsolete, and slow-moving inventory are estimated by comparing the inventory levels  in order to identify inventory for which the resale value or replacement value is less than the inventoriable cost.

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

These assets are reviewed by management and assigned a specific depreciable life.  The depreciable life is used to estimate the term for which the assets cost basis should be depreciated or expensed over.  The Company uses all readily available information in determining a depreciable life that is a reasonable approximation of the actual depreciable life of an asset.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended September 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2009, our disclosure controls and procedures were not effective due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of September 30, 2009, our disclosure controls and procedures were not effective:

1.
Management's conclusion is based on, among other things, the audit adjustments recorded for fiscal years 2009 and 2008, and for the lack of segregation of duties and responsibilities within the Organization.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, we are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.	We will continue to educate our management personnel to comply with the disclosure requirements of Securities Exchange Act of 1934 and Regulation S-K; and

2.	We will increase management oversight of accounting and reporting functions in the future.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

ITEM 1.   LEGAL PROCEEDINGS.

We may be involved in litigation, negotiation and settlement matters that may occur in our day-to-day operations. Management does not believe the implication of this type of litigation will have a material impact on our consolidated financial statements.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 26, 2009, the Company entered into a consulting agreement whereby the Company agreed to issue 100,000 shares of common stock to its Chief Financial Officer as partial compensation pursuant to the terms of the consulting agreement.  Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On October 29, 2009, the Company entered in a Securities Purchase Agreement with certain accredited investors (the “Investors”)  pursuant to which the Company issued and sold 13,499,274 of its newly designated Series A Convertible Preferred Stock  and warrants to purchase an aggregate of 13,499,274 shares of the Company’s common stock for an aggregate purchase price of $14,849,201.50. National Securities Corporation acted as the lead placement agent on the private placement and was awarded 1,349,927 Warrants to purchase common stock under the same terms as the Investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of September 30, 2009 the Company was in default on approximately $282,000 in debts issued in December 2007.  These debts were converted to common stock in full, subsequent to September 30, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

10.1	Consulting Agreement dated June 30, 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2009)

10.2	Form of Securities Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2009)

10.3	Form of Registration Rights Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2009)

10.4	Form of Series A Convertible Preferred Stock Certificate of Designation (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2009)

10.5	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2009)

10.6	Form of Make Good Escrow Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2009)

10.7	Consulting Agreement dated October 26, 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 11, 2009)

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Principal Executive Officers of Longwei Petroleum Investment Holding Limited

Date: November 20, 2009	By:	/s/ Cai Yongjun
Name: Cai Yongjun
Title: Chief Executive Officer

By:	/s/ James Crane
Name: James Crane
Title: Chief Financial Officer and Principal Accounting Officer