Form 10-Q
period 2009-12-31
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2010-02-16
CIK 1111817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☐

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
Yes ☐ No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of December 31, 2009 based upon the closing price reported for such date on the OTC Bulletin Board was US $43,555,174.

As of February 12, 2010, the registrant had 85,191,546 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Longwei Petroleum Investment Holding Limited and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2009	June 30, 2009
Assets	(In Thousands,
Current Assets:	Except Share Data)
	(unaudited)
Cash	$12,556	$7,308
Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 as of December 31, 2009 and $0 as of June 30, 2009	26,639	26,796
Inventories	16,766	13,976
Prepaid Expenses	590	-
Advances to Suppliers	52,964	35,317
Total Current Assets	109,515	83,397
Property, Plant and Equipment, Net	44,237	36,745
Total Assets	$153,752	$120,142
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts Payable	$1,764	$2,275
Convertible Notes Payable	-	800
Warrant Derivative Liability	19,514	-
Taxes Payable	4,301	2,144
Total Current Liabilities	25,579	5,219

Total Liabilities	25,579	5,219

Commitments and Contingencies

Shareholders' Equity:
Preferred Stock, No Par Value, 86,000,000 Shares Authorized, 0 Issued and Outstanding as of December 31, 2009 and June 30, 2009	-	-
Series A Convertible Preferred Stock, No Par Value, 14,000,000 Shares Authorized, 13,499,274 and 0 Issued and Outstanding as of December 31, 2009 and June 30, 2009 (Liquidation Preference of $14,849,201 as of December 31, 2009)	6,176	-
Common Stock, No Par Value; 500,000,000 Shares Authorized; 85,131,546 and 81,852,831 Issued and Outstanding, 13,499,274 Shares Held in Escrow Subject to Contingent Future Events, as of December 31, 2009 and June 30, 2009	15,590	11,949
Shares to be Issued	-	126
Stock Subscription Receivable	-	(76)
Deferred Stock Based Compensation	(120)	(25)
Additional Paid-in Capital	8,644	2,540
Retained Earnings	87,860	90,519
Other Comprehensive Income	10,023	9,890

Total Shareholders' Equity	128,173	114,923

Total Liabilities and Shareholders' Equity	$153,752	$120,142

The accompanying notes to these unaudited condensed consolidated financial statements are an integral part of these balance sheets.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income
(In Thousands, Except Share Data)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2009	2008	2009	2008

Net Sales	$71,236	$53,643	$130,597	$98,118
Cost of Sales	57,308	41,704	105,060	76,539
Gross Profit	13,928	11,939	25,537	21,579
General and Administrative Expenses	862	43	1,407	2,210
Operating Income	13,066	11,896	24,130	19,369
Change in Fair Value of Derivatives	(13,220)	-	(14,276)	-
Interest Income	4	4	9	8
Interest Expense	(22)	(102)	(53)	(124)
(Loss) Income Before Income Tax Expense	(172)	11,798	9,810	19,253
Income Tax Expense	(3,403)	(3,039)	(6,180)	(5,003)
Net (Loss) Income	(3,575)	8,759	3,630	14,250
Foreign Currency Translation	6	(436)	133	634
Comprehensive (Loss) Income	$(3,569)	$8,323	$3,763	$14,884

Net (Loss) Income	$(3,575)	$8,759	$3,630	$14,250
Preferred Stock Dividends Paid in Cash	(156)	-	(156)	-
Preferred Stock Deemed Dividends	(8,644)	-	(8,644)	-
Net (Loss) Income Attributable to Common Shareholders	(12,375)	$8,759	(5,170)	$14,250

(Loss) Earnings Per Common Share:
Basic	$(0.15)	$0.11	$(0.06)	$0.19
Diluted	$(0.15)	$0.11	$(0.06)	$0.18
Weighted Average Common Shares Outstanding:
Basic	83,347,520	76,205,000	83,334,315	76,205,000
Diluted	83,347,520	81,080,000	83,334,315	81,080,000

The accompanying notes to these unaudited condensed consolidated financial statements are an integral part of these balance sheets.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended December 31,
	2009	2008
	(In Thousands)
Cash Flows From Operating Activities:
Net Income	$3,630	$14,250
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities—
Depreciation and Amortization	154	197
Stock Based Compensation	119	-
Change in Fair Value of Derivatives	14,276	-
Accretion of Debt Discount	-	637
(Increase) Decrease in Assets—
Accounts Receivable	157	(18,463)
Inventories	(2,790)	10,462
Prepaid Expenses	(590)	-
Advances to Suppliers	(17,647)	(5,696)
Increase (Decrease) in Liabilities—
Accounts Payable	(601)	(193)
Taxes Payable	2,157	1,581
Other Current Liabilities	-	142

Net Cash (Used in) Provided By Operating activities	(1,135)	2,917

Cash Flows From Investing Activities:
Property Improvements	(7,646)	(1,994)

Net Cash Used in Investing Activities	(7,646)	(1,994)

Cash Flows From Financing Activities:
Net Proceeds From Issuance of Series A Convertible Preferred Stock	13,820	-
Net Proceeds From Issuance of Common Stock	76	-

Net Cash Provided By Financing activities	13,896	-

Effect of Exchange Rate Changes in Cash	133	86
Increase in Cash	5,248	1,009
Cash, Beginning of Period	7,308	8,633

Cash, End of Period	$12,556	$9,642

Supplemental Cash Flow Information:
Cash Paid During the Period for
Interest	$-	$-
Income Taxes	$4,023	$3,961
Supplemental Schedule of Noncash Investing and Financing activities:
Common Stock Issued for Services, Deferred Compensation	$239	$-
Increase to Warrant Derivative Liability for Fair Value of Stock Warrants Prior to Conversion to Common Stock	$3,645	$-
Increase to Common Stock, Par, for Conversion of Debt	$892	$-
Increase to Common Stock, Par, for Common Stock Compensation Related to October 2009 Financing	$317	$-
Initial Fair Value Allocation of Investor Stock Warrants, to Warrant Derivative Liability	$6,205	$-
Initial Fair Value Allocation of Placement Agent Warrants, to Warrant Derivative Liability	$1,122	$-
Increase to Additional Paid in Capital, for Beneficial Conversion Feature	$8,644	$-
Increase to Accounts Payable for Quarterly Dividends Accrued	$156	$-
Increase to Warrant Derivative Liability for Cumulative Effect of Accounting Change	$1,557	$-

The accompanying notes to these unaudited condensed consolidated financial statements are an integral part of these balance sheets.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Footnotes to the Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended December 31, 2009 and 2008

NOTE 1 - NATURE OF BUSINESS

Longwei Petroleum Investment Holding, Limited (the “Company”) is an energy company that, through its subsidiaries, engages in oil and gas operations in the People’s Republic of China (“PRC”).  Oil and gas operations consist of transporting, marketing and selling finished petroleum products.  The Company’s headquarters and primary facilities are located in Taiyuan City, Shanxi Province (“Shanxi”). The Company’s second facility is located in Gujiao, Shanxi. The Gujiao facility increased the Company’s storage capacity for its products from 50,000 metric tons to 120,000 metric tons. The Gujiao facility was acquired in January 2009 and began to operate and generate revenues and profits for the Company in October, 2009. The Company purchases diesel, gasoline, fuel oil and kerosene (the “Products”) from various petroleum refineries in the PRC. The Company is 1 of 3 licensed intermediaries in Taiyuan City and the sole licensed intermediary in Gujiao that operates its own large scale storage tanks. The Company has the necessary licenses to operate and sell Products not only in Shanxi but throughout the entire PRC. The Company’s storage tanks have the largest storage capacity of any non-government controlled entity in Shanxi.  The Company seeks to earn profits by selling its Products at competitive prices to large scale gas stations, coal plants, other power supply customers and small, independent gas stations. The Company also earns revenue by acting as a purchasing agent for other intermediaries in Shanxi and through the sale of diesel and gasoline at gas stations located at each of the Company’s facilities. The sales price and the cost basis of the Company’s products are largely dependent on the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond the Company’s control.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), include the assets, liabilities, revenues, expenses and cash flows of the Company and all of its subsidiaries. The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with GAAP.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q.  They do not include all of the information and footnotes required GAAP for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  The Company’s accounting policies and certain other disclosures are set forth in the notes to the condensed consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 as filed with the United States Securities and Exchange Commission on October 13, 2009. These condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and notes thereto. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting for Derivatives

The Company evaluates conversion options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”), namely ASC Topic 815-40, “Derivative Instruments and Hedging: Contracts in Entity’s Own Equity” (“ASC Topic 815-40”). The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Cumulative Effect of Change in Accounting Principle

On July 1, 2009, the Company adopted certain sections of ASC 815-40 (formerly known as “EITF 07-5”) and, as a result, determined that certain of its stock warrants previously issued contain down round protection and such instruments are not considered indexed to a company’s own stock because neither the occurrence of a sale of common stock by the Company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.  Accordingly, the warrants with price protection qualify as derivatives and need to be separately accounted for as a liability under ASC 815-40.  In accordance with ASC 815-40, the cumulative effect of the change in accounting principle has been applied retrospectively and has been recognized as an adjustment to the opening balance of equity.  The cumulative-effect adjustment amounts recognized in the statement of financial position as a result of the initial adoption of this policy were determined based on the amounts that would have been recognized if the policy had been applied from the issuance date of the instrument. As a result of the accounting change, retained earnings as of July 1, 2009 increased from $90,519 thousand, as originally reported, to $93,030 thousand, warrant derivative liability increased to $1,557 and additional paid-in capital decreased from $2,540 thousand as originally reported, to $0.  Common stock, par value, as of July 1, 2009 decreased from $11,949 thousand, as originally reported, to $10,421 thousand.

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements as of June 30, 2009 and for the six and three months ended December 31, 2008 in order to be comparable with the condensed consolidated financial statements as of and for the six and three months ended December 31, 2009, respectively.

NOTE 3 – ACCOUNTS RECEIVABLE

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if an allowance for doubtful accounts is necessary and adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Through the date of these financial statements, the Company has never experienced a significant bad debt.  As a result, an allowance for doubtful accounts has not been recorded. Trade accounts receivable at December 31, 2009 and June 30, 2009 consisted of the following:

	December 31, 2009 (000’s)	June 30, 2009 (000’s)

Trade Accounts Receivable	$26,639	$26,796
Less: Allowance for Doubtful Accounts	-	-
Totals	$26,639	$26,796

NOTE 4 – INVENTORIES

As of December 31, 2009 and June 30, 2009, inventory consisted of significant quantities of diesel and gasoline, among others, as outlined herein:

	December 31, 2009 (000’s)	June 30, 2009 (000’s)

Diesel Oil	$6,538	$7,951
Gasoline	7,021	6,025
Fuel Oil	1,802	-
Solvent	1,405	-
Total	$16,766	$13,976

NOTE 5 – ADVANCES TO SUPPLIERS

As of December 31, 2009 and June 30, 2009, advances to suppliers consisted of significant deposits on account with the Company’s refinery partners.  The deposits are held by the Company’s refinery partners to ensure that the delivery of inventory to the Company is made in a timely manner.  The Company also attempts to maintain a significant balance on account with refinery partners with the expectation of receiving preferential pricing from the refinery partners.

	December 31, 2009 (000’s)	June 30, 2009 (000’s)

Advances to Suppliers	$52,964	$35,317
Other	-	-
Total	$52,964	$35,317

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2009 (000’s)	June 30, 2009 (000’s)

Land and Buildings	$44,209	$36,561
Machinery and Production Equipment	2,799	2,799
Railway	1,440	1,440
Motor Vehicles	215	215
Total Property, Plant and Equipment	48,663	41,015
Accumulated Depreciation	(4,426)	(4,270)
Total	$44,237	$36,745

Depreciation expense for the six and three months ended December 31, 2009 and 2008 was $154 thousand and $197 thousand and $77 thousand and $117 thousand, respectively.

NOTE 7 – ACQUISITION OF GUJIAO

On August 7, 2007, the Company entered into an agreement to purchase the assets of Shanxi Heitan Zhingyou Petrochemical Co., Ltd (“Shanxi Heitan”) for approximately $17,000 thousand.  On August 7, 2007, a payment was made towards the acquisition price for approximately $11,888 thousand.  On February 5, 2008, the purchase agreement was amended to change the terms of the purchase agreement such that the total purchase price would be approximately $29,966 thousand rather than $17,000 thousand and the Company would not only acquire the assets of Shanxi Heitan but the Company would also acquire a 95% ownership of Shanxi Heitan.  The remaining 5% of the Shanxi Heitan was not eligible to be acquired under PRC law and was therefore allocated by Shanxi Heitan to an unaffiliated individual from Taiyuan City to be held in trust on behalf of the Company. On January 22, 2009, the Company therefore held majority control of the assets and ownership units of Shanxi Heitan.  The Company hired an external professional valuation firm to conduct a valuation of the assets acquired from Shanxi Heitan.  The external professional valuation firm determined that the value of the assets was in excess of the total purchase price paid by the Company of approximately $30,000 thousand.  In accordance with the purchase method of accounting, the results of Shanxi Heitan and the estimated fair market value of the assets and liabilities of Shanxi Heitan assumed have been included in the condensed consolidated financial statements from the date of acquisition, January 22, 2009 through December 31, 2009.

The purchase price of Shanxi Heitan was allocated to the assets acquired and liabilities assumed by the Company. The Company recorded the full value of the purchase price to land and buildings within the Company’s property, plant and equipment classification on the balance sheets.

(000’s)

Land and Buildings	$29,966
Net Assets Acquired	$29,966

Purchase Consideration	$29,966

Goodwill is comprised of the residual amount of the purchase price over the fair value of the acquired tangible and intangible assets. Shanxi Heitan was a dormant entity upon the date of acquisition. Operations by Shanxi Heitan at the Gujiao facility began in October 2009 when limited shipments of Products began. By November 2009, significant shipments of Products were being delivered at the Gujiao facility. For the six and three months ended December 31, 2009, the Gujiao facility generated revenues of $8,474 thousand, respectively.  The gross margin generated from these revenues for the six and three months ended December 31, 2009 was 16%. As a result, the inclusion of Shanxi Heitan’s operating results from January 22, 2009 through December 31, 2009 does not represent financial results the Company would expect from the Gujiao facility if it were fully operational for that time period. If the operating results of Shanxi Heitan, which was a dormant entity at the time, had been included since the beginning of the prior fiscal year, July 1, 2008, the Company’s pro-forma consolidated revenue and the Company’s pro-forma net income for the six and three months ended December 31, 2008 would have been $98,118 thousand (unchanged) and $53,643 thousand (unchanged) and $14,250 thousand (unchanged) and $8,759 thousand (unchanged), respectively.

NOTE 8 – TAXES

Taxes payable consisted of the following:

	December 31, 2009 (000’s)	June 30, 2009 (000’s)

Income Tax Payable	$3,422	$960
Value Added Tax Payable	803	733
Business Taxes and Other Payables	76	451
Total	$4,301	$2,144

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
2.
The interest rate on the Convertible Debt was retroactively adjusted to approximately 8% for the period from December 17, 2007 through December 18, 2008 and $168 thousand in interest was payable to the Holders immediately

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

As of December 31, 2009, a balance of $0 remained outstanding on the Convertible Debt.  A total of $867 thousand of principle and interest accrued on the Convertible Debt was converted to common stock in the six months ended December 31, 2009. Accrued interest as of December 31, 2009 totaled $0.

NOTE 10 – OCTOBER 2009 FINANCING

On October 29, 2009 (the “Closing Date”), the Company entered into a securities purchase agreement (the “Purchase Agreement”), with several investors, including institutional, accredited and non-US persons and entities (the “Investors”), pursuant to which the Company issued and sold units, comprised of its newly designated Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), and warrants (the “Investor Warrants”), for a purchase price of US$1.10 per unit (the “October 2009 Financing”).  The Company sold 13,499,274 units in the aggregate, which included (i) 13,499,274 shares of Series A Preferred Stock and (ii) Warrants to purchase an additional 13,499,274 shares of common stock at an exercise price of US$2.255 per share (the “Exercise Price”) with a three-year term.  Gross proceeds totaled $14,849 thousand, issuance cost totaled $2,468 thousand.  National Securities Corporation acted as placement agent and received (i) a placement fee in the amount equal to 6% of the gross proceeds, (ii) 50,000 shares of the Company’s common stock and (iii) warrants to purchase up to 1,349,927 shares of common stock at the Exercise Price with a three-year term (“Placement Agent Warrants” and together with the Investor Warrants, the “Warrants”). An additional 105,000 shares of the Company’s common stock were issued to other third parties who provided assistance with the capital raise.

The Warrants have an Exercise Price which is subject to adjustments in certain circumstances for stock splits, combinations, dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets, issuance of additional shares of common stock or equivalents.  The Warrants may not be exercised if it would result in the holder beneficially owning more than 4.9% of the Company’s outstanding common shares.

Accounting for the Warrants

The Company analyzed the Warrants in accordance to ASC Topic 815 to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and, if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The Company adopted the provisions of ASC Topic 815 subtopic 40 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC Topic 815 subtopic 40”) on July 1, 2009, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting ASC Topic 815 subtopic 40, the Company concluded that the Warrants issued in the October 2009 Financing should be treated as a derivative liability because the Warrants are entitled to a price adjustment provision to allow the Conversion Price to be reduced in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable Exercise Price or without consideration, which is typically referred to as a “down-round protection” or “anti-dilution” provision.  According to ASC Topic 815 subtopic 40, the “down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants to fail to be qualified as indexed to the Company’s own stock and then to fail to meet the scope exceptions of ASC Topic 815. Therefore, the Company accounted for the Warrants as derivative liabilities under ASC Topic 815.  Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

Fair Value of the Warrants

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company estimated the fair value of the Warrants and Series A Preferred Stock using a Black Scholes pricing model and available information that management deems most relevant. Among the factors considered in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price and trading history of similarly traded securities, and other factors generally pertinent to the valuation of financial instruments. The following table provides the valuation inputs used to value the Warrants issued in connection with the October 2009 Financing.

October 2009 Financing Warrants - Valuation Inputs
Attribute	December 31, 2009	October 29, 2009
Stock Price	$2.70	$2.05
Risk Free Interest Rate	1.49%	1.50%
Volatility	63.90%	63.90%
Exercise Price	$2.255	$2.255
Dividend Yield	0%	0%
Contractual Life (Years)	2.77	3

Allocation of the Proceeds at Commitment Date and Re-Measurement as of December 31, 2009

In accordance with ASC Topic 470-20, “Debt with Conversion and Other Options,” the proceeds of $14,849 thousand from the October 2009 Financing were first allocated between the Series A Preferred Stock and the Warrants based upon their estimated relative fair values as of the closing date, resulting in an aggregate amount of $6,205 thousand being allocated to the Warrants and $8,644 thousand being allocated to the Series A Preferred Stock as of October 29, 2009.

The re-measured fair value of the Investor Warrants as of December 31, 2009 was $17,177 thousand.  The change in fair value of the Investor Warrants of $10,972 thousand was recorded in earnings for the six and three month periods ended December 31, 2009.

Placement Agent Warrants

In accordance with ASC Topic 340 subtopic 10 section S99-1 “Miscellaneous Accounting Expenses of Offering” (“ASC Topic 340 subtopic 10 section S99-1”), the specific incremental costs directly attributable to the October 2009 Financing may properly be deferred and charged against the gross proceeds of the October 2009 Financing. In accordance with the SEC accounting and reporting manual, the cost of issuing equity securities is charged directly to equity as a deduction against the fair value assigned to shares issued in the October 2009 Financing.  Accordingly, the Company concluded that the Warrants issued to the placement agents are directly attributable to the October 2009 Financing.  If the Company had not issued the Placement Agent Warrants, the Company would have had to pay the same amount of cash as the fair value.  Therefore, as of the Closing Date, the Company recorded the total fair value of the Placement Agent Warrants of $1,122 thousand as a deduction of the fair value assigned to the Series A Preferred Stock.

Since they contain the same terms as the Investor Warrants, the Placement Agent Warrants are also entitled to the benefits of the “down-round protection” provisions, which means that the Placement Agent Warrants will also need to be accounted for as a derivative under ASC Topic 815 with changes in fair value recorded in earnings at each reporting period. As of December 31, 2009, the total fair value of the Placement Agent Warrants was $1,718 thousand, therefore, the changes of the total fair value of the Placement Agent Warrants of $596 thousand was recorded in earnings for the six and three month periods ended December 31, 2009.

Summary of Fair Value Assigned to Warrants and the Re-measurement of Fair Value

	As of December 31, 2009 (000’s)	As of October 29, 2009 (000’s)	Changes in Fair Value (000’s)

Fair Value of the Warrants:
Investor Warrants	$17,177	$6,205	$10,972
Placement Agent Warrants	1,718	1,122	596
	$18,895	$7,327	$11,568

Key Terms of October 2009 Financing

Additional key terms of the Series A Preferred Stock sold by the Company in the October 2009 Financing are summarized as follows. The Company has filed a Form 8-K on November 2, 2009 to provide the complete contractual terms and actual copies of the documents associated with the October 2009 Financing. The following disclosures should be read in conjunction with the Form 8-K filed on November 2, 2009.

Liquidation Preference

In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary (each, a “Liquidation”), the holders of the Series A Preferred Stock then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $14,849 thousand or US$1.10 per share of the Series A Preferred Stock, plus any accrued but unpaid dividends thereon, whether or not declared, together with any other dividends declared but unpaid thereon, as of the date of Liquidation (collectively, the “Liquidation Price”) before any payment shall be made or any assets distributed to the holders of the common stock or any other junior stock. If upon the occurrence of Liquidation, the assets thus distributed among the holders of the Series A Preferred Stock shall be insufficient to permit the payment to such holders of the full Liquidation Price, then the entire assets of the Company legally available for distribution shall be distributed ratably among the holders of the Series A Preferred Stock.

Dividends

Dividends on the Series A Preferred Stock shall accrue and be cumulative from and after the issuance date, October 29, 2009.  For each outstanding share of Series A Preferred Stock, dividends are payable at the per annum rate of 6% of the Liquidation Price per share of the Series A Preferred Stock.  Dividends are payable quarterly within five (5) days following the last business day of each June, September, December and March of each year (each, a “Dividend Payment Date”), and continuing until the Series A Preferred Stock is fully converted. The Company shall have the right, at its sole and exclusive option, to pay all or any portion of each and every quarterly dividend that is payable on each Dividend Payment Date, either (i) in cash, or (ii) by issuing to the holder of Series A Preferred Stock such number of fully paid and non-assessable unrestricted freely-tradeable shares of the Company’s common stock equal to the value of the cash dividend payable divided by the twenty (20) day volume weighted average price (“VWAP”) of the Company’s common stock as quoted on the NASDAQ Over-the-Counter Bulletin Board or other national senior stock exchange in the United States of America (the “Quoted Market Price”) of the last business day of each June, September, December and March of each year until each share of the Series A Preferred Stock is converted in full to common stock and is no longer outstanding. The Series A Preferred Stock has no maturity date and is perpetual in nature. Therefore, there is no limit on the amount of dividends that may be paid to the holders of the Series A Preferred Stock.

Voting Rights

The holders of the Series A Preferred Stock are not entitled to any voting rights other than those provided for by Colorado law.

Conversion Rights

At any time on or after the date of the initial issuance of the Series A Preferred Stock, the holder of any such shares of Series A Preferred Stock may, at such holder’s option, subject to the limitations described below in “Conversion Restriction”, elect to convert all or portion of the shares of Series A Preferred Stock held by such person into a number of fully paid and non-assessable shares of common stock equal to the quotient of Liquidation Price of the Series A Preferred Stock divided by the initial conversion price of US$1.10. The initial conversion price may be adjusted for stock splits and combinations, dividend and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets, issuance of additional shares of common stock or equivalents with lower price or without considerations etc, as stipulated in the Series A Preferred Stock certificate of designation.

Conversion Restriction

Holders of the Series A Preferred Stock may not convert the Series A Preferred Stock to common shares if the conversion would result in the holder beneficially owning more than 4.9% of the Company’s outstanding shares of common stock.

Registration Rights Agreement

In connection with the October 2009 Financing, the Company entered into a registration rights agreement (the “RRA”) with the Investors in which the Company agreed to file a registration statement (the “Registration Statement”) with the SEC to register a total of 120% of the shares of common stock underlying the Series A Preferred Stock (the “Conversion Shares”) the Warrants (the “Warrant Shares”) and the shares underlying the Make Good Agreement (the “Make Good Shares” and together the “Investor Shares”), sixty (60) days after the Closing Date.  The Registration Statement was filed on December 24, 2009. An amendment to the Registration Statement was filed on February 11, 2010. The Company is working to ensure the Registration Statement will be approved by the SEC in February 2010

The Company is required to keep the Registration Statement continuously effective under the Securities Act until such date as is the earlier of the date when all of the securities covered by that registration statement have been sold or the date on which such securities may be sold without any restriction pursuant to Rule 144 (the “Financing Effectiveness Period”).  If the Registration Statement is not declared effective within the foregoing time periods or ceases to be effective prior to the expiration of the Financing Effectiveness Period, the Warrants will be granted a cashless exercise option such that upon exercise of the Warrants, the holder of the Warrants will not need to pay any cash upon exercise and will be granted a number of shares of common stock determined by dividing the Quoted Market Price of the Company’s common stock into the value of the Quoted Market Price in excess of the Exercise Price.

The Company evaluated the contingent obligation related to the RRA liquidated damages in accordance to ASC Topic 825 subtopic 20 “Accounting for Registration Payment Arrangements” (“ASC Topic 825 subtopic 20”), which requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement be separately recognized and measured in accordance with ASC Topic 450, “Accounting for Contingencies” (“ASC Topic 450”).  The Company concluded that there are no contingent future payments or a scenario whereby consideration would need to be transferred and such obligation was not probable to incur based on the best information and facts available as of December 31, 2009.  Therefore, no contingent obligation related to the RRA was recognized as of December 31, 2009.

Security Escrow Agreement

In conjunction with the October 2009 Financing, the Company also entered into a make good escrow agreement with the Investors (the “Securities Escrow Agreement ”), pursuant to which the Company’s majority shareholders initially placed 13,499,274 shares of Common Stock (equal to 100% of the number of shares of Common Stock underlying the Make Good Shares) (the “ Escrow Shares ”) into an escrow account. The Escrow Shares are being held as security for the achievement of $23,900 thousand in audited net income for the fiscal year ending June 30, 2010 (the “2010 Performance Threshold”). If the Company achieves the 2010 Performance Threshold, the Escrow Shares will be released back to the majority shareholders. If the 2010 Performance Threshold is not achieved, an aggregate number of Escrow Shares (such number to be determined by the formula set forth in the Securities Escrow Agreement) will be distributed to the Investors, based upon the number of Investor Shares (on an as converted basis) purchased in the October 2009 Financing and still beneficially owned by such Investor, or such successor, assign or transferee, at such time. If less than 100% of the 2010 Performance Threshold is achieved, based on the formula set forth in the Securities Escrow Agreement, a certain amount of Escrow Shares may be released to the Investors. If any Investor transfers Investor Shares, the rights to the Escrow Shares shall similarly transfer to such transferee, with no further action required by the Investor, the transferee or the Company. With respect to the 2010 Performance Threshold, net income shall be defined in accordance with GAAP and reported in the Company’s audited financial statements for the fiscal year ending June 30, 2010 adjusted for any expense recorded as a result of the Securities Escrow Agreement during the fiscal year ending June 30, 2010.

According to the accounting interpretation and guidance of the staff of the SEC, the placement of shares in escrow is viewed as a recapitalization similar to a reverse stock split. The agreement to release the shares upon achievement of certain criteria is presumed to be a separate compensatory arrangement with the Company. Accordingly, when the Escrow Shares are released back to the majority shareholders, an expense equal to the amount of the grant-date fair value of $2.05 per share of the Company’s common stock as of October 29, 2009, or the date of the Securities Escrow Agreement will be recognized in the Company’s financial statements in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”. Otherwise, if the net income threshold is not met and the Escrow Shares are released to the investors instead, it will be accounted for as a capital transaction with the investors resulting in adjustments to the stockholders’ equity accounts only. In this event, no income or expense would be recognized in the Company’s financial statements.

As the release of the Escrow Shares to the majority shareholders requires the attainment of the performance threshold for 2010, the Company will only commence to recognize compensation expense when the Company will be able to evaluate whether it is probable that the Company will achieve the 2010 Performance Threshold to provide for the ultimate release of the Escrow Shares back to the majority shareholders.  For the six and three months ended December 31, 2009, no compensation expense has been recognized in the Company’s condensed consolidated financial statements in relation to the Securities Escrow Agreement. If the 2010 Performance Threshold is met and all of the Escrow Shares are released back to the Company’s majority shareholders, the Company estimates noncash stock compensation expense of $27,674 thousand will be recognized for the fiscal year ending June 30, 2010. However, there are many variables associated with the accounting for this potential noncash stock compensation expense and the Company has no accurate method of predicting certain events such as the Investors’ decision to convert the Series A Preferred Stock, the Investors or Placement Agent Warrant holders’ decisions to convert the Warrants, and the noncash expense associated with the fair value adjustments to the Warrants for the year ending June 30, 2010, all of which have a significant impact on whether or not the Company meets the 2010 Performance Threshold and whether or not the Escrow Shares are delivered to the Investors or the majority shareholders of the Company.

Fair Value of the Series A Preferred Stock:

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company estimated the fair value of the Warrants and Series A Preferred Stock using a Black Scholes pricing model and available information that management deems most relevant. Among the factors considered in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price and trading history of similarly traded securities, and other factors generally pertinent to the valuation of financial instruments.

Accounting for the Series A Preferred Stock

The Series A Preferred Stock has been classified as permanent equity as there was no redemption provision at the option of the holders that is not within the control the Company on or after an agreed upon date. The Company evaluated the embedded conversion feature in its Series A Preferred Stock to determine if there was an embedded derivative requiring bifurcation.  The Company concluded that the embedded conversion feature of the Series A Preferred Stock does not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument. The Company believes the economic risks and characteristics of the Series A Preferred Stock itself and the common stock the embedded conversion feature allows the Investor to convert into have similar economic risks and characteristics.

Allocation of the Proceeds at Commitment Date and Calculation of Beneficial Conversion Feature

The following table summarized the allocation of the gross proceeds from the October 2009 Financing to the Series A Preferred Stock and the Warrants:

	Gross proceeds Allocated (000’s)	Number of Instruments	Allocated Value per Instrument (000’s)

Investor Warrants	$6,205	13,499,274	$0.4597
Series A Preferred Stock	8,644	13,499,274	$0.6403
Total	$14,849

The Company then evaluated whether a beneficial conversion feature exists by comparing the operable conversion price of Series A Preferred Stock with the fair value of the common stock at the commitment date.  The Company concluded that the fair value of common stock was greater than the operable conversion price of Series A Preferred Stock at the commitment date and the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the Series A Preferred Stock.  In accordance to ASC Topic 470, subtopic 20-30-6, if the intrinsic value of beneficial conversion feature is greater than the proceeds allocated to the Series A Preferred Stock, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the Series A Preferred Stock.  Accordingly, the total proceeds allocated to Series A Preferred Stock were allocated to the beneficial conversion feature with a credit to additional paid-in capital upon the issuance of the Series A Preferred Stock.  Since the Series A Preferred Stock may convert to the Company’s common stock at any time on or after the initial issue date, the entire discount previously recorded as the beneficial conversion feature was immediately recognized as a deemed dividend and a reduction to net income attributable to common shareholders.

The movement of the balance of the Series A Preferred Stock presented on the condensed consolidated balance sheet is as follows:
Par Value (000’s)

Series A Preferred Stock, Balance as of July 1, 2009	$-
Proceeds allocated to Series A Preferred Stock as of October 29, 2009	8,644
Allocation of Proceeds to Beneficial Conversion Feature	(8,644)
Amortization of Beneficial Conversion Feature Deemed Analogous to a Dividend on the Series A Preferred Stock	8,644
Deduction of Issuance Costs Incurred in October 2009 Financing Paid in Cash	(1,029)
Deduction of Initial Fair Value of the Placement Agent Warrants and Common Stock Issued in Connection with October 2009 Financing	(1,439)
Series A Preferred Stock, Balance as of December 31, 2009	$6,176

NOTE 11 – DETACHABLE STOCK PURCHASE WARRANTS

On July 1, 2009 the Company adopted ASC 815-40 due to the reset provision in the Class A and Class B stock warrants. ASC 815-40 requires the Company to re-evaluate the warrants issued with the convertible notes and to determine if the previous accounting for these items would change. Upon this re-evaluation, the Company determined it is required to reclassify the stock warrants from equity to a liability account. The Company will have to mark to market the value of the stock warrants each reporting period. The Company used a Black-Scholes valuation model to determine the value of the stock warrants associated with the convertible notes as of July 1, 2009. In accordance with the guidance of ASC 815-40, a cumulative adjustment increasing July 1, 2009 retained earnings by $2,511 thousand was recorded as of July 1, 2009 to reflect this new accounting policy. The Company will be required to re-value these amounts in each reporting period based on a revised valuation of the warrant derivative liability.

The Company valued the stock warrants as of the issuance dates, December 17, 2007 and February 2, 2009, and as of the most recent fiscal year end, June 30, 2009, in order to determine the cumulative adjustment to retained earnings. The Company then valued the stock warrants as of December 31, 2009 in order to mark the stock warrants to market.

	As of December 31, 2009 (000’s)	As of June 30, 2009 (000’s)	Changes in Fair Value * (000’s)
Fair Value of the Warrants:
Class A Warrants	$-	$825	$1,330
Class B Warrants	619	732	1,377
	$619	$1,557	$2,707

* Inclusive of re-measurement of fair value of Class A and Class Warrants, respectively, on the date of exercise of the Class A and Class B Warrants, respectively, during the six and three months ended December 31, 2009.

The valuation attributes utilized in Black Scholes valuation calculations to determine the valuation of the warrants on each particular date is provided below.

Class A Stock Warrant - Valuation Inputs
Attribute	September 30, 2009	July 1, 2009	February 9, 2009	December 17, 2007
Stock Price	$1.47	$0.99	$0.45	$1.50
Risk Free Interest Rate	1.43%	1.72%	1.38%	3.49%
Volatility	63.93%	63.93%	149.18%	70.37%
Exercise Price	$0.70	$0.70	$0.70	$0.70
Dividend Yield	0%	0%	0%	0%
Contractual Life (Years)	3.22	3.47	3.86	5.00

Class B Stock Warrant - Valuation Inputs
Attribute	December 31, 2009	September 30, 2009	June 30, 2009	February 9, 2009
Stock Price	$2.70	$1.47	$0.99	$0.45
Risk Free Interest Rate	2.50%	2.41%	2.66%	1.88%
Volatility	63.9%	63.93%	63.93%	123.37%
Exercise Price	$0.70	$0.70	$0.70	$0.70
Dividend Yield	0%	0%	0%	0%
Contractual Life (Years)	4.11	4.36	4.62	5.86

The following is a summary of the Company’s stock warrant activity, adjusted for changes in the exercise price of the warrants:

	Stock Warrants	Weighted Average Exercise Price
Exercisable – June 30, 2008	1,500,000	$-
Granted (Class B Warrants)	1,200,000	$0.70
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2009	2,700,000	$0.70
Exercisable – June 30, 2009	-	$0.70
Granted	-	$0.70
Exercised	(2,414,286)	$0.70
Forfeited/Cancelled	-	$0.70
Outstanding – December 31, 2009	285,714	$0.70
Exercisable – December 31, 2009	285,714	$0.70

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.70	285,714	4.11 years	$0.70	285,714	$0.70

NOTE 12 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 600,000,000 shares, in aggregate, consisting of 500,000,000 shares of common stock, no par value, and 100,000,000 shares of preferred stock, 14,000,000 of which have been designated as Series A Convertible Preferred Stock, no par value. The Company's current Certificate of Incorporation authorizes the Board of Directors (the “Board”) to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of December 31, 2009, 13,499,274 shares of the Company’s Series A Convertible Preferred Stock and 85,131,546 shares of the Company’s common stock were issued and outstanding. A total of 13,499,274 shares of the Company’s common stock previously issued and outstanding were placed in escrow by the majority shareholders of the Company in accordance with the October 2009 Financing and will either be released to the majority shareholders or the Investors depending upon certain contingent events, once the Company has completed its annual audit for the year ending June 30, 2010.

Stock Issuance

On July 16, 2009, the Company completed a private placement with 4 investors and issued 158,484 shares of common stock for $76 thousand.

Debt Conversions

During the three months ended December 31, 2009, the holders of the Convertible Debt issued on December 18, 2007 agreed to convert a total of $321 thousand of convertible debt and related accrued interest to 457,023 shares of common stock.

During the three months ended September 30, 2009, the holders of the Convertible Debt issued on December 18, 2007 agreed to convert a total of $571 thousand of convertible debt and related accrued interest to 815,483 shares of common stock.

Stock Warrant Exercise

During the three months ended December 31, 2009, the remaining holders of Class A Stock Warrants elected to exercise 1,142,857 Class A Stock Warrants valued at $1,851 thousand on a cashless basis. The Company issued 780,159 shares of common stock in accordance with the exercise notices.

During the three months ended December 31, 2009, the remaining holders of Class B Stock Warrants elected to exercise 914,286 Class B Stock Warrants valued at $1,491 thousand on a cashless basis. The Company issued 602,837 shares of common stock in accordance with the exercise notices.

On August 18, 2009, a holder of Class A Stock Warrants elected to exercise 357,143 Class A Stock Warrants valued at $303 thousand on a cashless basis. The Company issued 184,729 shares of common stock in accordance with the exercise notice.

Stock Based Compensation

On October 26, 2009, the Company agreed to a new consulting agreement with its Chief Financial Officer. The agreement is for a term of twelve months effective on October 1, 2009.  The Chief Financial Officer received a share award of 100,000 shares of common stock, 25,000 of which are immediately vested and 75,000 of which are subject to a vesting schedule over twelve months. A total of $54 thousand in stock based compensation expense was recognized on October 26, 2009. The remaining value of the stock award is classified as deferred stock based compensation expense and will be amortized over the twelve months ending September 30, 2009. A total of $94 thousand in stock based compensation expense was recognized in connection with this consulting agreement for the three months ended December 31, 2009.

On June 30, 2009, the Company entered into a consulting agreement whereby the Company agreed to issue 25,000 shares of common stock valued at $25 thousand to its Chief Financial Officer as partial compensation pursuant to the terms of the consulting agreement.  The consulting agreement is effective on July 1, 2009 for a three month term. The stock award was fully amortized over the three month term ending September 30, 2009 resulting in stock based compensation expense of $25 thousand.

NOTE 13 – COMMITMENTS & CONTINGENCIES

Litigation

We may be involved from time to time in ordinary litigation that will not have a material effect on the Company’s operations or finances. The Company is not aware of any pending or threatened litigation against the Company or the Company’s officers and directors in their capacity as such that could have a material impact on the Company’s operations or finances.

Contingent Fees - Consultant

On April 9, 2009, the Company entered into an agreement with an entity to provide advisory services with regard to a potential capital raise to be completed by the Company.  The agreement provided for negotiable cash fees for advisory services provided in connection with the capital raise of between $400 thousand and $1,200 thousand.  On October 30, 2009, the agreement was terminated and the Company and consultant entered into a new joint marketing agreement for the calendar year ending December 31, 2010. No contingent consideration was included in the new joint market agreement.

Contingent Significant Noncash Stock Compensation Expense

A total of 13,499,274 shares of the Company’s common stock previously issued and outstanding were placed in escrow by the majority shareholders of the Company in accordance with the October 2009 Financing and will either be released to the majority shareholders or the Investors depending upon certain contingent events, once the Company has completed its annual audit for the year ending June 30, 2010. If the 2010 Performance Threshold is met and all of the Escrow Shares are released back to the Company’s majority shareholders, the Company estimates noncash stock compensation expense of $27,674 thousand will be recognized for the fiscal year ending June 30, 2010. However, there are many variables associated with the accounting for this potential noncash stock compensation expense and the Company has no accurate method of predicting certain events such as the Investors’ decision to convert the Series A Preferred Stock, the Investors or Placement Agent Warrant holders’ decisions to convert the Warrants, and the noncash expense associated with the fair value adjustments to the Warrants for the year ending June 30, 2010, all of which have a significant impact on whether or not the Company meets the 2010 Performance Threshold and whether or not the Escrow Shares are delivered to the Investors or the majority shareholders of the Company.

NOTE 14 – EARNINGS PER SHARE

The following table shows the information used in the calculation of basic and diluted earnings per common share (in thousands, except number of shares and per share amounts):

	For the Six Months Ended December 31,
	2009	2008
Numerator — Basic and Diluted:
Net (Loss) Income Attributable to Common Shareholders	$(5,170)	$14,250
Denominator:
Weighted Average Common Shares Outstanding — Basic	83,334,315	76,205,000
Add: Common Stock Underlying Series A Preferred Stock	4,842,131	-
Add: Common Stock Underlying Investor Stock Warrants	4,842,131	-
Add: Common Stock Underlying Placement Agent Stock Warrants	484,213	-
Add: Common Stock Underlying Class A Stock Warrants	1,268,855	1,875,000
Add: Common Stock Underlying Class B Stock Warrants	1,145,853	-
Add: Common Stock Underlying Convertible Debt	510,086	3,000,000
Less: Anti-Dilutive Shares Included Herein	(13,093,269)	-
Weighted Average Common Shares Outstanding — Diluted	83,334,315	81,080,000
Basic (Loss) Earnings Per Common Share:
Net (Loss) Income — Basic	$(0.06)	$0.19
Diluted (Loss) Earnings Per Common Share:
Net (Loss) Income — Diluted	$(0.06)	$0.18

	For the Three Months Ended December 31,
	2009	2008
Numerator — Basic and Diluted:
Net (Loss) Income Attributable to Common Shareholders	$(12,375)	$8,759
Denominator:
Weighted Average Common Shares Outstanding — Basic	84,347,520	76,205,000
Add: Common Stock Underlying Series A Preferred Stock	18,933,415	-
Add: Common Stock Underlying Investor Stock Warrants	18,933,415	-
Add: Common Stock Underlying Placement Agent Stock Warrants	1,893,341	-
Add: Common Stock Underlying Class A Stock Warrants	1,236,601	1,875,000
Add: Common Stock Underlying Class B Stock Warrants	1,139,890	-
Add: Common Stock Underlying Convertible Debt	293,778	3,000,000
Less: Anti-Dilutive Shares Included Herein	(42,430,440)	-
Weighted Average Common Shares Outstanding — Diluted	83,347,520	81,080,000
Basic (Loss) Earnings Per Common Share:
Net (Loss) Income — Basic	$(0.15)	$0.11
Diluted (Loss) Earnings Per Common Share:
Net (Loss) Income — Diluted	$(0.15)	$0.11

The calculation of (loss) earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted (loss) earnings per common share recognizes the effect of all dilutive potential common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive. We use the treasury stock method to calculate the dilutive effect of stock warrants, convertible debt and other common stock equivalents (potentially dilutive shares).  For the period ended December 31, 2009 above, we have excluded certain potentially dilutive shares from the calculation of diluted (loss) earnings per share.

NOTE 15 – SEGMENT INFORMATION

The Company operates under the following business segments:

1.	Product Sales - The Company purchases and sells diesel, gasoline, fuel oil and kerosene in the PRC.

2.	Agency Sales - The Company acts as an agent in the purchase and sale of products by other gas and oil distributors in the PRC ..

Six Months Ended December 31, 2009	Product Sales (000’s)	Agency Sales (000’s)	Consolidated Total (000’s)
Net Sales	$123,643	$6,954	$130,597
Cost of Sales	105,060	-	105,060
Segment Operating Income	17,176	6,954	24,130
Segment Assets	153,752	-	153,752
Expenditures for Segment Assets	7,646	-	7,646

Six Months Ended December 31, 2008	Product Sales (000’s)	Agency Sales (000’s)	Consolidated Total (000’s)
Net Sales	$92,687	$5,431	$98,118
Cost of Sales	76,539	-	76,539
Segment Operating Income	13,938	5,431	19,369
Segment Assets	110,427	-	110,427
Expenditures for Segment Assets	1,994	-	1,994

Three Months Ended December 31, 2009	Product Sales (000’s)	Agency Sales (000’s)	Consolidated Total (000’s)
Net Sales	$67,636	$3,600	$71.236
Cost of Sales	57,308	-	57,308
Segment Operating Income	9,466	3,600	13,066
Segment Assets	153,752	-	153,752
Expenditures for Segment Assets	-	-	-

Three Months Ended December 31, 2008	Product Sales (000’s)	Agency Sales (000’s)	Consolidated Total (000’s)
Net Sales	$50,160	$3,482	$53,643
Cost of Sales	41,704	-	41,704
Segment Operating Income	8,414	3,482	11,896
Segment Assets	110,427	-	110,427
Expenditures for Segment Assets	1,273	-	1,273

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated for subsequent events between the balance sheet date of December 31, 2009 and February 12, 2010, the date the condensed consolidated financial statements were issued.

Conversion of Series A Preferred Stock to Common Stock

In January 2010, certain Investors elected to convert a total of 600,000 shares of Series A Preferred Stock to 600,000 shares of the Company’s common stock.

Exercise of Class B Common Stock Purchase Warrants

In January 2010, the remaining holder of 285,714 of Class B Common Stock Purchase Warrants elected to convert the stock warrants to purchase the Company’s common stock on a cashless basis.  A total of 107,339 shares of common stock were issued to the holder upon exercise.

NOTE 17 – RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS.

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to create innovative technology products, our ability to continue to generate new business based on our sales and marketing efforts, referrals and existing relationships, our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section included in our Form 10-K for the year ended June 30, 2009, as filed with the Securities and Exchange Commission on October 13, 2009. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed in any forward-looking statements. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Highlights and Executive Summary

Longwei Petroleum Investment Holding, Limited (the “Company”) is an energy company that, through its subsidiaries, engages in oil and gas operations in the People’s Republic of China (“PRC”).  Oil and gas operations consist of transporting, marketing and selling finished petroleum products.  The Company’s headquarters and primary facilities are located in Taiyuan City, Shanxi Province (“Shanxi”). The Company’s second facility is located in Gujiao, Shanxi. The Gujiao facility increased the Company’s storage capacity for its products from 50,000 metric tons to 120,000 metric tons. The Gujiao facility was acquired in January 2009 and began to operate and generate revenues and profits for the Company in October, 2009. The Company purchases diesel, gasoline, fuel oil and kerosene (the “Products”) from various petroleum refineries in the PRC. The Company is 1 of 3 licensed intermediaries in Taiyuan City and the sole licensed intermediary in Gujiao that operates its own large scale storage tanks. The Company has the necessary licenses to operate and sell Products not only in Shanxi but throughout the entire PRC. The Company’s storage tanks have the largest storage capacity of any non-government controlled entity in Shanxi.  The Company seeks to earn profits by selling its Products at competitive prices to large scale gas stations, coal plants, other power supply customers and small, independent gas stations. The Company also earns revenue by acting as a purchasing agent for other intermediaries in Shanxi and through the sale of diesel and gasoline at gas stations located at each of the Company’s facilities. The sales price and the cost basis of the Company’s products are largely dependent on the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond the Company’s control.

For the three months ended December 31, 2009, the Company reported revenues of $71,236 thousand, an increase of 33% from revenues of $53,643 thousand reported for the three months ended December 31, 2008.  The Company continued to expand its customer base. The new Gujiao facility also began to ship significant deliveries of Products during December 2009. The Gujiao facility generated $8,474 thousand in revenues while not at full capacity during the three months ended December 31, 2009. We believe Gujiao is on track to generate at least $40 million in revenues for the year ended June 30, 2010.

Results of Operations

The following tables set forth key components of the Company’s results of operations for the six and three months ended December 31, 2009 and 2008, respectively.  All numbers referenced herein are “in thousands”.

For the Six Months Ended December 31, 2009 Compared to the Six Months Ended December 31, 2008

	(In Thousands, Except per Share Data)
	2009	2008

Revenues	$130,597	$98,118
Costs of Sales	105,060	76,539
Gross Profit	25,537	21,579
Total Operating Expenses	1,407	2,210
Income From Operations	24,130	19,369
Other Income and Expenses	(14,320)	(116)
Provision for Income Taxes	(6,180)	(5,003)
Net Income	3,630	14,250
Foreign Currency Translation Adjustment	133	634
Comprehensive Income	$3,763	$14,884
Basic (Loss) Income Attributable to Common Shareholders Per Share	$(0.06)	$0.19
Diluted (Loss) Income Attributable to Common Shareholders Per Share	$(0.06)	$0.18

Revenues

Revenues for the six months ended December 31, 2009 were $130,597 thousand as compared to $98,118 thousand for the six months ended December 31, 2008. The increase of $32,479 thousand or 33% was primarily due to certain new customer contracts and an additional $8,474 thousand in revenues generated by the new Gujiao facility.  Additionally, the average sales price per metric ton of product the Company sold was $0.80 thousand  and $0.72 thousand  during the six months ended December 31, 2009 and 2008, respectively.

Costs of Sales

Costs of sales for the six months ended December 31, 2009 were $105,060 thousand as compared to $76,539 thousand for the six months ended December 31, 2008.  The increase of $28,521 thousand or 37% was primarily due to the revenue growth resulting from certain new customer contracts.  The Company’s gross profit was 20% and 22%, respectively, for the six months ended December 31, 2009 and 2008.  The average cost basis per metric ton of product the Company sold was $0.57 thousand  and $0.55 thousand  during the six months ended December 31, 2009 and 2008, respectively.

Operating Expenses

Operating expenses for the six months ended December 31, 2009 amounted to $1,407 thousand as compared to $2,210 thousand for the six months ended December 31, 2008.  The decrease of $803 thousand or 36% was primarily due to the curtailing of administrative costs in order to focus resources on the new Gujiao facility’s buildout.  Operating expenses for the remaining two quarters of the year ended June 30, 2010 should be more substantial. Management expects salaries of all employees in the PRC will be paid in cash.  Repairs and maintenance expense is likely to increase as a result of the initial operations of the Gujiao facility.

Net Income

Net income for the six months ended December 31, 2009 was $3,630 thousand as compared to $14,250 thousand for the six months ended December 31, 2008. In accordance with GAAP, the Company recorded a noncash adjustment to the fair value of its newly issued stock warrants and previously outstanding stock warrants totaling $14,276. If the noncash adjustment had not been necessary to record, the Company’s net income would have been $17,906 thousand, which would represent net income growth of 26% for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008.

Basic and Diluted (Loss) Income Attributable to Common Shareholders per Share

The Company’s basic net (loss) income attributable to common shareholders per share was $(0.06) and $0.19 for the six months ended December 31, 2009 and 2008, respectively. The Company recorded a deemed dividend of $8,644 thousand, which is a noncash adjustment, during the six months ended December 31, 2009. The deemed dividend is a result of the calculation of the estimated fair market value of the stock the investor purchased less the purchase price of the stock. The deemed dividend is calculated by multiplying the number of shares of common stock that the Series A Preferred Stock is convertible into, or 13,499,274, by the difference between the fair market value of the Company’s common on October 29, 2009, or $2.05, less the purchase price of the Series A Preferred Stock, or $1.10 per share. As a result of the Series A Preferred Stock being immediately convertible into common stock, the deemed dividend is a one-time nonrecurring expense and does not result in any additional mark to market adjustment, expense, or adjustment to the Company’s basic and diluted (loss) income attributable to common shareholders per share in any future reporting period.

The Company’s diluted net (loss) income attributable to common shareholders per share was $(0.06) and $0.18 for the six months ended December 31, 2009 and 2008, respectively.

For the Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008

	(In Thousands, Except per Share Data)
	2009	2008

Revenues	$71,236	$53,643
Costs of Sales	57,308	41,704
Gross Profit	13,928	11,939
Total Operating Expenses	862	43
Income From Operations	13,066	11,896
Other Income and Expenses	(13,238)	(98)
Provision for Income Taxes	(3,403)	(3,039)
Net (Loss) Income	(3,575)	8,759
Foreign Currency Translation Adjustment	6	(436)
Comprehensive (Loss) Income	$(3,569)	$8,323
Basic (Loss) Income Attributable to Common Shareholders Per Share	$(0.15)	$0.11
Diluted (Loss) Income Attributable to Common Shareholders Per Share	$(0.15)	$0.11

Revenues

Revenues for the three months ended December 31, 2009 were $71,236 thousand  as compared to $53,643 thousand  for the three months ended December 31, 2008. The increase of $17,593 or 33% was primarily due to certain new customer contracts and additional $8,474 thousand  revenues generated by the new Gujiao facility.  Additionally, the average sales price per metric ton of product the Company sold was $0.79 thousand and $0.70 thousand during the three months ended December 31, 2009 and 2008, respectively.

Costs of Sales

Costs of sales for the three months ended December 31, 2009 were $57,308 thousand as compared to $41,704 thousand for the three months ended December 31, 2008.  The increase of $15,604 thousand or 37% was primarily due to the revenue growth resulting from certain new customer contracts and the additional $8,474 thousand in revenues generated by the new Gujiao facility. The Company’s gross profit was 20% and 22%, respectively, for the three months ended December 31, 2009 and 2008.  The average cost basis per metric ton of product the Company sold was $0.62 thousand and $0.55 thousand during the three months ended December 31, 2009 and 2008, respectively.

Operating Expenses

Operating expenses for the three months ended December 31, 2009 amounted to $862 thousand as compared to $43 thousand for the three months ended December 31, 2008.  The increase of $819 thousand was primarily due to the increased administrative costs from the Gujiao facility. Management expects salaries of all employees in China will be paid in cash.  Repairs and maintenance expense is likely to increase as a result of the initial operations of the Gujiao facility.

Net (Loss) Income

Net (loss) income for the three months ended December 31, 2009 was $(3,575) thousand as compared to $8,759 thousand for the three months ended December 31, 2008, due to the reasons set forth above. In accordance with GAAP, the Company recorded a noncash adjustment to the fair value of its newly issued stock warrants and previously outstanding stock warrants totaling $13,220 thousand. If the noncash adjustment had not been necessary to record, the Company’s net income would have been $9,645 thousand, which would represent net income growth of 10% for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008.

Basic and Diluted (Loss) Income Attributable to Common Shareholders per Share

 The Company’s basic net (loss) income attributable to common shareholders per share was $(0.15) and $0.11 for the three months ended December 31, 2009 and 2008, respectively. The Company recorded a deemed dividend of $8,644 thousand, which is a noncash adjustment, during the three months ended December 31, 2009. The deemed dividend is a result of the calculation of the estimated fair market value of the stock the investors purchased less the purchase price of the stock. The estimated deemed dividend is calculated by multiplying the number of shares of common stock that the Series A Preferred Stock is convertible into, or 13,499,274, by the difference between the fair market value of the Company’s common on October 29, 2009, or $2.05, less the purchase price of the Series A Preferred Stock, or $1.10 per share. As a result of the Series A Preferred Stock being immediately convertible into common stock, the deemed dividend is a one-time nonrecurring expense and does not result in any additional mark to market adjustment, expense, or adjustment to the Company’s basic and diluted (loss) income attributable to common shareholders per share in any future reporting period.

The Company’s diluted net (loss) income attributable to common shareholders per share was $(0.15) and $0.11 for the three months ended December 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

As of December 31, 2009, the Company’s current assets were $109,515 thousand and current liabilities were $25,579 thousand. Cash and cash equivalents totaled $12,556 thousand as of December 31, 2009. The Company’s shareholders’ equity at December 31, 2009 was $128,173 thousand. The Company had cash (used in) provided by operating activities for the six months ended December 31, 2009 and 2008 of $(1,135) thousand and $2,917 thousand, respectively. The Company used approximately 85%, or $11,750 thousand of the gross proceeds from the October 2009 Financing to directly advance a refinery partner for future inventory purchases. Total advances to suppliers for the six months ended December 31, 2009 totaled $17,647 thousand. During the three months ended March 31, 2010, the Company expects significant deliveries of inventory to each of the Company’s two facilities. The Company had net cash used in investing activities of $7,646 thousand and $1,994 thousand for the six months ended December 31, 2009 and 2008, respectively. During the six months ended December 31, 2009, the Company incurred $7,646 thousand in costs to refurbish and prepare the Gujiao facility in order for the facility to be fully operational as of January 1, 2010. During the six months ended December 31, 2008, the Company incurred $1,994 thousand in costs to refurbish the Company’s facilities at the Taiyuan facility. The Company had net cash provided by financing activities of $13,896 thousand and $0 for the six months ended December 31, 2009 and 2008, respectively. The Company closed private placements for $13,820 thousand $76 thousand in net proceeds in October and July, 2009, respectively.

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

The determination of inventory valuation reserves requires management to make estimates and judgments on the future salability of inventories. Valuation reserves for excess, obsolete, and slow-moving inventory are estimated by comparing the inventory levels  in order to identify inventory for which the resale value or replacement value is less than the inventoriable cost. Other factors that management considers in determining these reserves include whether individual inventory parts meet current specifications and can be substituted for a part currently being sold or used as a service part, overall market conditions, and other inventory management initiatives.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 29, 2009, the Company entered in a Securities Purchase Agreement with certain accredited investors (the “Investors”) (the “Purchase Agreement”) pursuant to which the Company issued and sold 13,499,274 of its newly designated Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and warrants (the “Warrants”) to purchase an aggregate of 13,499,274 shares of the Company’s common stock for an aggregate purchase price of $14,849,201.50 (the Warrants and, together with the Series A Preferred Stock, the “Private Placement Securities”). National Securities Corporation acted as the lead placement agent on the private placement and was awarded 50,000 shares of common stock and 1,349,927 Warrants to purchase common stock under the same terms as the Investors.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
10.1	Consulting Agreement dated June 30, 2009 between the Company and James Crane (Incorporated by reference to the Form 8-K filed with the SEC on July 10, 2009)

10.2	Form of Securities Purchase Agreement (Incorporated by reference to the Form 8-K filed with the SEC on November 2, 2009)

10.3	Form of Registration Rights Agreement (Incorporated by reference to the Form 8-K filed with the SEC on November 2, 2009)

10.4	Form of Common Stock Purchase Warrant (Incorporated by reference to the Form 8-K filed with the SEC on November 2, 2009)

10.5	Form of Series A Convertible Preferred Stock Certificate & Designation (Incorporated by reference to the Form 8-K filed with the SEC on November 2, 2009)

10.6	Form of Make Good Escrow Agreement (Incorporated by reference to the Form 8-K filed with the SEC on November 2, 2009)

10.7	Consulting Agreement (Incorporated by reference to the Company's Form 8-K filed with the SEC on November 11, 2009)

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 16, 2010
Principal Executive Officers of Longwei Petroleum Investment Holding Limited
By:	/s/ Cai Yongjun
Cai Yongjun Chief Executive Officer

By:	/s/ James Crane
James Crane Chief Financial Officer and Principal Accounting Officer