Form 10-Q
period 2010-03-31
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2010-05-17
CIK 1111817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period for          , 2010

Commission File No. 000-31751

LONGWEI PETROLEUM
INVESTMENT HOLDING LIMITED

 (Name of registrant as specified in its charter)

Colorado	84-1536518
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
No. 30 Guanghau Avenue, Wan Bailin District, Taiyuan City, Shanxi Province, China	030024
(Address of principal executive offices)	(Zip Code)

(617) 699-6325
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, No Par Value Common Stock,

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                Yes ☐ No ☒
.
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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of March 31, 2010 based upon the closing price reported for such date on the OTC Bulletin Board was US $47,543,494.

As of May 14, 2010, the registrant had 90,972,122 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

		PAGE
	PART I
ITEM 1.	Condensed Consolidated Financial Statements	F-1
	Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and June 30, 2009	F-1
	Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Nine and Three Months Ended March 31, 2010 and March 31, 2009	F-2
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2010 and March 31, 2009	F-3
	Notes to the Unaudited Condensed Consolidated Financial Statements	F-4
ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	18
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	24
ITEM 4.	Controls and Procedures	24

	PART II
ITEM 1.	Legal Proceedings	25
ITEM 1A.	Risk Factors	25
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
ITEM 3.	Defaults Upon Senior Securities	25
ITEM 4.	Removed and Reserved	25
ITEM 5.	Other Information	26
ITEM 6	Exhibits	26

	SIGNATURES	27

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Longwei Petroleum Investment Holding Limited and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2010	June 30, 2009
Assets	(In Thousands,
Current Assets	Except Share Data)
	(Unaudited)

Cash	$11,992	$7,308
Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 as of March 31, 2010 and $0 as of June 30, 2009	24,925	26,796
Inventories	28,852	13,976
Advances to Suppliers	58,642	35,317

Total Current Assets	124,411	83,397
Property, Plant and Equipment, Net	44,168	36,745

Total Assets	$168,579	$120,142

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts Payable	$1,805	$2,275
Convertible Notes Payable	-	800
Warrant Derivative Liability	20,149	-
Taxes Payable	5,770	2,144

Total Current Liabilities	27,724	5,219

Total Liabilities	27,724	5,219

Commitments and Contingencies
Shareholders' Equity:
Preferred Stock, No Par Value, 86,000,000 Shares Authorized, 0 Issued and Outstanding as of March 31, 2010 and June 30, 2009	-	-
Series A Convertible Preferred Stock, No Par Value, 14,000,000 Shares Authorized, 11,092,925 and 0 Issued and Outstanding as of March 31, 2010 and June 30, 2009 (Liquidation Preference of $12,202,218 as of March 31, 2010)	5,075	-
Common Stock, No Par Value; 500,000,000 Shares Authorized; 87,552,711 and 81,852,831 Issued and Outstanding, 13,499,274 Shares Held in Escrow Subject to Contingent Future Events, as of March 31, 2010 and June 30, 2009	17,420	11,949
Shares to be Issued	-	126
Stock Subscription Receivable	-	(76)
Deferred Stock Based Compensation	(80)	(25)
Additional Paid-in Capital	8,644	2,540
Retained Earnings	99,748	90,519
Other Comprehensive Income	10,048	9,890

Total Shareholders' Equity	140,855	114,923

Total Liabilities and Shareholders' Equity	$168,579	$120,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements..

Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income
(In Thousands, Except Share Data)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2010	2009	2010	2009

Net Sales	$96,899	$49,720	$227,496	$147,839
Cost of Sales	77,376	40,049	182,436	116,588
Gross Profit	19,523	9,671	45,060	31,251
General and Administrative Expenses	1,440	709	2,847	2,919
Operating Income	18,083	8,962	42,213	28,332
Change in Fair Value of Derivatives	(1,207)	-	(15,483)	-
Interest Income	5	4	14	12
Interest Expense	-	(49)	(53)	(173)
Income Before Income Tax Expense	16,881	8,917	26,691	28,171
Income Tax Expense	(4,784)	(2,255)	(10,964)	(7,259)
Net Income	12,097	6,662	15,727	20,912
Foreign Currency Translation	25	(150)	158	484
Comprehensive Income	$12,122	$6,512	$15,885	$21,396

Net Income	$12,097	$6,662	$15,727	$20,912
Preferred Stock Dividends Paid in Cash	(209)	-	(365)	-
Preferred Stock Deemed Dividends	-	-	(8,644)	-
Net Income Attributable to Common Shareholders	11,888	$6,662	6,718	$20,912

Earnings Per Common Share Attributable to Common Shareholders:
Basic	$0.14	$0.09	$0.08	$0.27
Diluted	$0.10	$0.08	$0.07	$0.26
Weighted Average Common Shares Outstanding:
Basic	86,160,133	76,213,333	84,262,503	76,207,737
Diluted	113,828,075	81,895,661	102,166,908	81,408,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended March 31,
	2010	2009
	(In Thousands)
Cash Flows From Operating Activities:
Net Income	$15,727	$20,912

Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities—
Depreciation and Amortization	231	289
Stock Based Compensation	316	-
Change in Fair Value of Derivatives	15,483	-
Accretion of Debt Discount	-	637
(Increase) Decrease in Assets—
Accounts Receivable	1,871	(1,777)
Inventories	(14,876)	14,791
Advances to Suppliers	(23,325)	(8,650)
Increase (Decrease) in Liabilities—
Accounts Payable	(769)	(417)
Taxes Payable	3,626	950
Other Current Liabilities	-	21

Net Cash (Used in) Provided By Operating activities	(1,716)	26,756

Cash Flows From Investing Activities:
Property Improvements	(7,654)	(25,844)

Net Cash Used in Investing Activities	(7,654)	(25,844)

Cash Flows From Financing Activities:
Net Proceeds From Issuance of Series A Convertible Preferred Stock	13,820	-
Net Proceeds From Issuance of Common Stock	76	-

Net Cash Provided By Financing activities	13,896	-

Effect of Exchange Rate Changes in Cash	158	73
Increase in Cash	4,684	985
Cash, Beginning of Period	7,308	8,633

Cash, End of Period	$11,992	$9,618

Supplemental Cash Flow Information:
Cash Paid During the Period for
Interest	$-	$-
Income Taxes	$7,338	$6,752
Supplemental Schedule of Noncash Investing and Financing activities:
Common Stock Issued for Services, Deferred Compensation	$370	$-
Increase to Warrant Derivative Liability for Fair Value of Stock Warrants Prior to Conversion to Common Stock	$4,218	$-
Increase to Common Stock, Par, for Conversion of Debt	$867	$-
Increase to Common Stock, Par, for Common Stock Compensation Related to October 2009 Financing	$317	$-
Initial Fair Value Allocation of Investor Stock Warrants, to Warrant Derivative Liability	$6,205	$-
Initial Fair Value Allocation of Placement Agent Warrants, to Warrant Derivative Liability	$1,122	$-
Increase to Additional Paid in Capital, for Beneficial Conversion Feature	$8,644	$-
Increase to Warrant Derivative Liability for Cumulative Effect of Accounting Change	$1,557	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements are an integral part of these statements.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Footnotes to the Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended March 31, 2010 and 2009

NOTE 1 - NATURE OF BUSINESS

Longwei Petroleum Investment Holding, Limited (the “Company”) is an energy company that, through its subsidiaries, engages in oil and gas operations in the People’s Republic of China (“PRC”).  Oil and gas operations consist of transporting, marketing and selling finished petroleum products.  The Company’s headquarters and primary facilities are located in Taiyuan City, Shanxi Province (“Shanxi”). The Company’s second facility is located in Gujiao, Shanxi. The Gujiao facility recently increased the Company’s storage capacity for its products from 50,000 metric tons to 120,000 metric tons. The Gujiao facility was acquired in January 2009 and began to operate and generate revenues and profits for the Company in October, 2009. The Company purchases diesel, gasoline, fuel oil and kerosene (the “Products”) from various petroleum refineries in the PRC. The Company is 1 of 3 licensed intermediaries in Taiyuan City and the sole licensed intermediary in Gujiao that operates its own large scale storage tanks. The Company has the necessary licenses to operate and sell Products not only in Shanxi but throughout the entire PRC. The Company’s storage tanks have the largest storage capacity of any non-government controlled entity in Shanxi.  The Company seeks to earn profits by selling its Products at competitive prices to large scale gas stations, coal plants, other power supply customers and small, independent gas stations. The Company also earns revenue by acting as a purchasing agent for other intermediaries in Shanxi and through the sale of diesel and gasoline at gas stations located at each of the Company’s facilities. The sales price and the cost basis of the Company’s products are largely dependent on regulations and price control measures instituted and controlled by the PRC government as well as the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond the Company’s control.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  The Company’s accounting policies and certain other disclosures are set forth in the notes to the condensed consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 as filed with the United States Securities and Exchange Commission on October 13, 2009. These condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and notes thereto. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements as of June 30, 2009 and for the three and nine months ended March 31, 2009 in order to be comparable with the condensed consolidated financial statements as of and for the three and nine months ended March 31, 2010, respectively.

NOTE 3 – ACCOUNTS RECEIVABLE

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if an allowance for doubtful accounts is necessary and adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Through the date of these financial statements, the Company has never experienced a significant bad debt.  As a result, an allowance for doubtful accounts has not been recorded. Trade accounts receivable at March 31, 2010 and June 30, 2009 consisted of the following:

	March 31, 2010 (000’s)	June 30, 2009 (000’s)

Trade Accounts Receivable	$24,925	$26,796
Less: Allowance for Doubtful Accounts	-	-
Totals	$24,925	$26,796

NOTE 4 – INVENTORIES

As of March 31, 2010 and June 30, 2009, inventory consisted of significant quantities of diesel and gasoline, among others, as outlined herein:

	March 31, 2010 (000’s)	June 30, 2009 (000’s)

Diesel Oil	$17,253	$7,951
Gasoline	9,166	6,025
Fuel Oil	1,394	-
Solvent	1,039	-
Total	$28,852	$13,976

NOTE 5 – ADVANCES TO SUPPLIERS

As of March 31, 2010 and June 30, 2009, advances to suppliers consisted of significant deposits on account with the Company’s refinery partners.  The deposits are held by the Company’s refinery partners to ensure that the delivery of inventory to the Company is made in a timely manner.  The Company also attempts to maintain a significant balance on account with refinery partners with the expectation of receiving preferential pricing from the refinery partners.

	March 31, 2010 (000’s)	June 30, 2009 (000’s)

Advances to Suppliers	$58,642	$35,317
Other	-	-
Total	$58,642	$35,317

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2010 (000’s)	June 30, 2009 (000’s)

Land and Buildings	$44,213	$36,561
Machinery and Production Equipment	2,803	2,799
Railway	1,442	1,440
Motor Vehicles	216	215
Total Property, Plant and Equipment	48,674	41,015
Accumulated Depreciation	(4,506)	(4,270)
Total	$44,168	$36,745

Depreciation expense for the three and nine months ended March 31, 2010 and 2009 was $77 thousand and $92 thousand and $231 thousand and $289 thousand, respectively.

NOTE 7 – ACQUISITION OF GUJIAO

On August 7, 2007, the Company entered into an agreement to purchase the assets of Shanxi Heitan Zhingyou Petrochemical Co., Ltd (“Shanxi Heitan”) for approximately $17,000 thousand.  On August 7, 2007, a payment was made towards the acquisition price for approximately $11,888 thousand.  On February 5, 2008, the purchase agreement was amended to change the terms of the purchase agreement such that the total purchase price would be approximately $29,966 thousand rather than $17,000 thousand and the Company would not only acquire the assets of Shanxi Heitan but the Company would also acquire a 95% ownership of Shanxi Heitan.  The remaining 5% of Shanxi Heitan was not eligible to be acquired under PRC law and was therefore allocated by Shanxi Heitan to an unaffiliated individual from Taiyuan City to be held in trust on behalf of the Company. On January 22, 2009, the Company therefore held majority control of the assets and ownership units of Shanxi Heitan.  The Company hired an external professional valuation firm to conduct a valuation of the assets acquired from Shanxi Heitan.  The external professional valuation firm determined that the value of the assets was in excess of the total purchase price paid by the Company of approximately $29,966 thousand.  In accordance with the purchase method of accounting, the results of Shanxi Heitan and the estimated fair market value of the assets and liabilities of Shanxi Heitan assumed have been included in the condensed consolidated financial statements from the date of acquisition, January 22, 2009 through March 31, 2010.

The purchase price of Shanxi Heitan was allocated to the assets acquired and liabilities assumed by the Company. The Company recorded the full value of the purchase price to land and buildings within the Company’s property, plant and equipment classification on the balance sheets.
(000’s)

Land and Buildings	$29,966
Net Assets Acquired	$29,966

Purchase Consideration	$29,966

Goodwill is comprised of the residual amount of the purchase price over the fair value of the acquired tangible and intangible assets. Shanxi Heitan was a dormant operating entity upon the date of acquisition. Operations by Shanxi Heitan at the Gujiao facility began in October 2009 when limited shipments of Products began. By October 2009, significant shipments of Products were being delivered at the Gujiao facility. For the three and nine months ended March 31, 2010, the Gujiao facility generated revenues of $29,285 thousand and $37,759 thousand, respectively.  The gross margin generated from these revenues for the three and nine months ended March 31, 2010 was 18.7% and 18.1%, respectively. As a result, the inclusion of Shanxi Heitan’s operating results from January 22, 2009 through March 31, 2010 does not represent financial results the Company would expect from the Gujiao facility if it were fully operational for that time period. If the operating results of Shanxi Heitan, which was a dormant entity at the time, had been included since the beginning of the prior fiscal year, July 1, 2008, the Company’s pro-forma consolidated revenue and the Company’s pro-forma net income for the three and nine months ended March 31, 2009 would have been $49,720 thousand (unchanged) and $147,839 thousand (unchanged) and $6,662 thousand (unchanged) and $20,912 thousand (unchanged), respectively.

NOTE 8 – TAXES

Taxes payable consisted of the following:
	March 31, 2010 (000’s)	June 30, 2009 (000’s)

Income Tax Payable	$4,823	$960
Value Added Tax Payable	838	733
Business Taxes and Other Payables	109	451
Total	$5,770	$2,144

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

As of March 31, 2010, a balance of $0 remained outstanding on the Convertible Debt.  A total of $867 thousand of principle and interest accrued on the Convertible Debt was converted to common stock in the nine months ended March 31, 2010. Accrued interest as of March 31, 2010 totaled $0.

NOTE 10 – FAIR VALUE MEASUREMENTS

The Company adopted ASC Topic 820 for its financial assets and financial liabilities as of July 1, 2008, in accordance with the provisions of ASC Topic 820.  The adoption did not have an impact on the Company’s financial position and results of operations. The Company is intent on utilizing the best available information in measuring fair value in accordance with the valuation hierarchy described below. The Company has determined the fair value of its financial assets based on Level 1 and Level 2 inputs and the fair value of its financial liabilities based on Level 2 inputs in accordance with the valuation hierarchy.

Valuation Hierarchy

ASC 820 establishes a valuation hierarchy of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1 inputs — quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

Level 2 inputs — inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include:

1. Quoted prices for similar assets or liabilities in active markets.
2. Quoted prices for identical or similar assets or liabilities in markets that are not active.
3. Inputs other than quoted prices that are observable for the asset or liability.
4. Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 inputs — unobservable inputs for the asset or liability. Unobservable inputs may be used to measure fair value only when observable inputs are not available. Unobservable inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability in achieving the fair value measurement objective of an exit price perspective.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2010 and June 30, 2009:

	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at March 31,	Active Markets	Observable Inputs	Unobservable
	2010	(Level 1)	(Level 2)	Inputs (Level 3)
(Dollars in Thousands)
Derivative Liabilities – Stock Warrants	$20,149	$—	$20,149	$—

	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at June 30,	Active Markets	Observable Inputs	Unobservable
	2009	(Level 1)	(Level 2)	Inputs (Level 3)
(Dollars in Thousands)
Derivative Liabilities – Stock Warrants	$—	$—	$—	$—

Valuation Techniques

The Company’s financial assets valued based upon Level 2 inputs are comprised of detachable common stock purchase warrants, namely the stock warrants issued in connection with the October 2009 Financing. The Company estimated the fair value of these derivative liabilities using a Black Schole pricing model and available information that management deems most relevant. Among the factors considered in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price and trading history of similarly traded securities, and other factors generally pertinent to the valuation of financial instruments.

NOTE 11 – OCTOBER 2009 FINANCING

On October 29, 2009 (the “Closing Date”), the Company entered into a securities purchase agreement (the “Purchase Agreement”), with several investors, including institutional, accredited and non-US persons and entities (the “Investors”), pursuant to which the Company issued and sold units, comprised of its newly designated Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), and warrants (the “Investor Warrants”), for a purchase price of US$1.10 per unit (the “October 2009 Financing”).  The Company sold 13,499,274 units in the aggregate, which included (i) 13,499,274 shares of Series A Preferred Stock and (ii) Warrants to purchase an additional 13,499,274 shares of common stock at an exercise price of US$2.255 per share (the “Exercise Price”) with a three-year term.  Gross proceeds totaled $14,849 thousand, net of issuance costs of $2,468 thousand.  National Securities Corporation acted as placement agent and received (i) a placement fee in the amount equal to 6% of the gross proceeds, (ii) 50,000 shares of the Company’s common stock and (iii) warrants to purchase up to 1,349,927 shares of common stock at the Exercise Price with a three-year term (“Placement Agent Warrants” and together with the Investor Warrants, the “Warrants”). An additional 105,000 shares of the Company’s common stock, valued at $370 thousand, were issued to other third parties who provided assistance with the capital raise.

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

Accounting for the Warrants

The Company analyzed the Warrants in accordance with ASC Topic 815 to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and, if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The Company adopted the provisions of ASC Topic 815 subtopic 40 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC Topic 815 subtopic 40”) on July 1, 2009, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting ASC Topic 815 subtopic 40, the Company concluded that the Warrants issued in the October 2009 Financing should be treated as a derivative liability because the Warrants are entitled to a price adjustment provision to allow the Conversion Price to be reduced in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable Exercise Price or without consideration, which is typically referred to as a “down-round protection” or “anti-dilution” provision.  According to ASC Topic 815 subtopic 40, the “down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants to fail to be qualified as indexed to the Company’s own stock and then to fail to meet the scope exceptions of ASC Topic 815. Therefore, the Company accounted for the Warrants as derivative liabilities under ASC Topic 815.  Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

Fair Value of the Warrants

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company estimated the fair value of the Warrants and Series A Preferred Stock using a Black Schole pricing model and available information that management deems most relevant. Among the factors considered in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price and trading history of similarly traded securities, and other factors generally pertinent to the valuation of financial instruments. The following table provides the valuation inputs used to value the Warrants issued in connection with the October 2009 Financing.

	October 2009 Financing Warrants - Valuation Inputs
Attribute	March 31, 2010	December 31, 2009	October 29, 2009
Stock Price	$2.58	$2.70	$2.05
Risk Free Interest Rate	1.62%	1.49%	1.50%
Volatility	81.04%	63.90%	63.90%
Exercise Price	$2.255	$2.255	$2.255
Dividend Yield	0%	0%	0%
Contractual Life (Years)	2.62	2.77	3

Allocation of the Proceeds at Commitment Date and Re-Measurement as of March 31, 2010

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

The re-measured fair value of the Investor Warrants as of March 31, 2010 was $20,149 thousand.  The change in fair value of the Investor Warrants of $1,140 thousand and $12,112 thousand was recorded in earnings for the three and nine months ended March 31, 2010.

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

Since they contain the same terms as the Investor Warrants, the Placement Agent Warrants are also entitled to the benefits of the “down-round protection” provisions, which means that the Placement Agent Warrants will also need to be accounted for as a derivative under ASC Topic 815 with changes in fair value recorded in earnings at each reporting period. As of March 31, 2010, the total fair value of the Placement Agent Warrants was $1,832 thousand, therefore, the changes of the total fair value of the Placement Agent Warrants of $113 thousand and $710 thousand was recorded in earnings for the three and nine months ended March 31, 2010.

Summary of Fair Value Assigned to Warrants and the Re-measurement of Fair Value

	As of March 31, 2010 (000’s)	As of December 31, 2009 (000’s)	As of October 29, 2009 (000’s)	Changes in Fair Value (000’s)

Fair Value of the Warrants:
Investor Warrants	$18,317	$17,177	$6,205	$12,112
Placement Agent Warrants	1,832	1,718	1,122	710
	$20,149	$18,895	$7,327	$12,822

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

Registration Rights Agreement

In connection with the October 2009 Financing, the Company entered into a registration rights agreement (the “RRA”) with the Investors in which the Company agreed to file a registration statement (the “Registration Statement”) with the SEC to register a total of 120% of the shares of common stock underlying the Series A Preferred Stock (the “Conversion Shares”) the Warrants (the “Warrant Shares”) and the shares underlying the Make Good Agreement (the “Make Good Shares” and together the “Investor Shares”), sixty (60) days after the Closing Date.  The Registration Statement was filed on December 24, 2009. The Registration Statement was approved by the SEC on March 8, 2010.

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

The Company evaluated the contingent obligation related to the RRA liquidated damages in accordance to ASC Topic 825 subtopic 20 “Accounting for Registration Payment Arrangements” (“ASC Topic 825 subtopic 20”), which requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement be separately recognized and measured in accordance with ASC Topic 450, “Accounting for Contingencies” (“ASC Topic 450”).  The Company concluded that there are no contingent future payments or a scenario whereby consideration would need to be transferred and such obligation was not probable to incur based on the best information and facts available as of March 31, 2010.  Therefore, no contingent obligation related to the RRA was recognized as of March 31, 2010.

Security Escrow Agreement

In conjunction with the October 2009 Financing, the Company also entered into a make good escrow agreement with the Investors (the “ Securities Escrow Agreement ”), pursuant to which the Company’s majority shareholders initially placed 13,499,274 shares of Common Stock (equal to 100% of the number of shares of Common Stock underlying the Make Good Shares) (the “ Escrow Shares ”) into an escrow account. The Escrow Shares are being held as security for the achievement of $23,900 thousand in audited net income for the fiscal year ending June 30, 2010 (the “2010 Performance Threshold”). If the Company achieves the 2010 Performance Threshold, the Escrow Shares will be released back to the majority shareholders. If the 2010 Performance Threshold is not achieved, an aggregate number of Escrow Shares (such number to be determined by the formula set forth in the Securities Escrow Agreement) will be distributed to the Investors, based upon the number of Investor Shares (on an as converted basis) purchased in the October 2009 Financing and still beneficially owned by such Investor, or such successor, assign or transferee, at such time. If less than 100% of the 2010 Performance Threshold is achieved, based on the formula set forth in the Securities Escrow Agreement, a certain amount of Escrow Shares may be released to the Investors. If any Investor transfers Investor Shares, the rights to the Escrow Shares shall similarly transfer to such transferee, with no further action required by the Investor, the transferee or the Company. With respect to the 2010 Performance Threshold, net income shall be defined in accordance with GAAP and reported in the Company’s audited financial statements for the fiscal year ending June 30, 2010 adjusted for any expense recorded as a result of the Securities Escrow Agreement during the fiscal year ending June 30, 2010.

According to the accounting interpretation and guidance of the staff of the SEC, the placement of shares in escrow is viewed as a recapitalization similar to a reverse stock split. The agreement to release the shares upon achievement of certain criteria could be presumed to be a separate compensatory arrangement with the Company. However, the Company does not believe the criteria for determining that the potential release of shares is a compensatory arrangement will be met. Accordingly, if and when the Escrow Shares are released back to the majority shareholders, an adjustment to stockholders’ equity equal to the amount of the fair value of the Company’s common stock as of June 30, 2010 will be recognized in the Company’s financial statements in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”. Otherwise, if the net income threshold is not met and the Escrow Shares are released to the investors instead, the release of the shares held in escrow will be recorded as a capital transaction with the investors and would also result in an a similar adjustment to the stockholders’ equity accounts. The Company does not expect the release of the shares held in escrow will result in any income or expense being recognized in the Company’s financial statements.

Fair Value of the Series A Preferred Stock:

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company estimated the fair value of the Warrants and Series A Preferred Stock using a Black Schole pricing model and available information that management deems most relevant. Among the factors considered in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price and trading history of similarly traded securities, and other factors generally pertinent to the valuation of financial instruments.

Accounting for the Series A Preferred Stock

The Series A Preferred Stock has been classified as permanent equity as there was no redemption provision at the option of the holders that is not within the control the Company on or after an agreed upon date. The Company evaluated the embedded conversion feature in its Series A Preferred Stock to determine if there was an embedded derivative requiring bifurcation.  The Company concluded that the embedded conversion feature of the Series A Preferred Stock is not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument. The Company believes the economic risks and characteristics of the Series A Preferred Stock itself and the common stock the embedded conversion feature allows the Investor to convert into have similar economic risks and characteristics.

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

The Company then evaluated whether a beneficial conversion feature exists by comparing the operable conversion price of Series A Preferred Stock with the fair value of the common stock at the commitment date.  The Company concluded that the fair value of common stock was greater than the operable conversion price of Series A Preferred Stock at the commitment date and the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the Series A Preferred Stock.  In accordance with ASC Topic 470, subtopic 20-30-6, if the intrinsic value of beneficial conversion feature is greater than the proceeds allocated to the Series A Preferred Stock, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the Series A Preferred Stock.  Accordingly, the total proceeds allocated to Series A Preferred Stock were allocated to the beneficial conversion feature with a credit to additional paid-in capital upon the issuance of the Series A Preferred Stock.  Since the Series A Preferred Stock may convert to the Company’s common stock at any time on or after the initial issue date, the entire discount previously recorded as the beneficial conversion feature was immediately recognized as a deemed dividend and a reduction to net income attributable to common shareholders.

The movement of balance of the Series A Preferred Stock presented on the condensed consolidated balance sheet is as follows:

Par Value (000’s)

Series A Preferred Stock, Balance as of July 1, 2009	$-
Proceeds allocated to Series A Preferred Stock as of October 29, 2009	8,644
Allocation of Proceeds to Beneficial Conversion Feature	(8,644)
Amortization of Beneficial Conversion Feature Deemed Analogous to a Dividend on the Series A Preferred Stock	8,644
Deduction of Issuance Costs Incurred in October 2009 Financing Paid in Cash	(1,029)
Deduction of Initial Fair Value of the Placement Agent Warrants and Common Stock Issued in Connection with October 2009 Financing	(1,439)
Conversion of Preferred Stock on a 1 for 1 Basis to Common Stock	(1,101)
Series A Preferred Stock, Balance as of March 31, 2010	$5,075

NOTE 12 – DETACHABLE STOCK PURCHASE WARRANTS

On July 1, 2009 the Company adopted ASC 815-40 due to the anti-dilution reset provision in the Class A and Class B stock warrants. ASC 815-40 requires the Company to re-evaluate the warrants issued with the convertible notes and to determine if the previous accounting for these items would change. Upon this re-evaluation, the Company determined it is required to reclassify the stock warrants from equity to a liability account. The Company will have to mark to market the value of the stock warrants each reporting period. The Company used a Black-Schole valuation model to determine the value of the stock warrants associated with the convertible notes as of July 1, 2009. In accordance with the guidance of ASC 815-40, a cumulative adjustment increasing July 1, 2009 retained earnings by $2,511 thousand was recorded as of July 1, 2009 to reflect this new accounting policy. The Company will be required to re-value these amounts in each reporting period based on a revised valuation of the warrant derivative liability.

The Company valued the stock warrants as of the issuance dates, December 17, 2007 and February 2, 2009, and as of the most recent fiscal year end, June 30, 2009, in order to determine the cumulative adjustment to retained earnings. The Company then valued the stock warrants as of March 31, 2010 in order to mark the stock warrants to market.

	As of March 31, 2010 (000’s)	As of June 30, 2009 (000’s)	Changes in Fair Value * (000’s)
Fair Value of the Warrants:
Class A Warrants	$-	$825	$2,154
Class B Warrants	-	732	2,064
	$-	$1,557	$4,218

* Inclusive of re-measurement of fair value of Class A and Class B Warrants, respectively, on the date of exercise of the Class A and Class B Warrants, respectively, during the nine and three months ended March 31, 2010 resulting in an increase to stockholders’ equity and an increase to the change in fair value of derivatives as presented in the condensed consolidated unaudited statements of operations.

The valuation attributes utilized in Black Schole valuation calculations to determine the valuation of the warrants on each particular date is provided below.

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

The following is a summary of the Company’s stock warrant activity through March 31, 2010, including the Class A, Class B and October 2009 Financing stock warrants, adjusted for any changes in the exercise price of the stock warrants:

	Stock Warrants	Weighted Average Exercise Price
Exercisable – June 30, 2008	1,500,000	$-
Granted (Class B Warrants)	1,200,000	$0.70
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2009	2,700,000	$0.70
Exercisable – June 30, 2009	-	$0.70
Granted	14,849,201	$2.255
Exercised	(2,700,000)	$0.70
Forfeited/Cancelled	-	$0.70
Outstanding – March 31, 2010	14,849,201	$2.255
Exercisable – March 31, 2010	14,849,201	$2.255

The following is a summary of the Company’s stock warrants outstanding as of March 31, 2010, including the Class A, Class B and October 2009 Financing stock warrants, adjusted for any changes in the exercise price of the stock warrants:

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.255	14,849,201	2.62 years	$2.255	14,849,201	$2.255

NOTE 13 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 600,000,000 shares, in aggregate, consisting of 500,000,000 shares of common stock, no par value, and 100,000,000 shares of preferred stock, 14,000,000 of which have been designated as Series A Convertible Preferred Stock, no par value. The Company's current Certificate of Incorporation authorizes the Board of Directors (the “Board”) to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of March 31, 2010, 11,092,925 shares of the Company’s Series A Convertible Preferred Stock and 87,552,711 shares of the Company’s common stock were issued and outstanding. A total of 13,499,274 shares of the Company’s common stock previously issued and outstanding were placed in escrow by the majority shareholders of the Company in accordance with the October 2009 Financing and will either be released to the majority shareholders or the Investors depending upon certain contingent events, once the Company has completed its annual audit for the year ending June 30, 2010.

Private Placement Offerings

On October 29, 2009, the Company entered into a Purchase Agreement, with the Investors, pursuant to which the Company issued and sold units, comprised of its newly designated Series A Preferred Stock, and Investor Warrants, for a purchase price of US$1.10 per unit.  The Company sold 13,499,274 units in the aggregate, which included (i) 13,499,274 shares of Series A Preferred Stock and (ii) Warrants to purchase an additional 13,499,274 shares of common stock at an exercise price of US$2.255 per share with a three-year term.  Gross proceeds totaled $14,849 thousand, net of issuance costs of $2,468 thousand.  The placement agent acted as placement agent and received (i) a placement fee in the amount equal to 6% of the gross proceeds, (ii) 50,000 shares of the Company’s common stock and (iii) warrants to purchase up to 1,349,927 shares of common stock at the Exercise Price with a three-year term (“Placement Agent Warrants” and together with the Investor Warrants, the “Warrants”). An additional 105,000 shares of the Company’s common stock, valued at $370 thousand, were issued to other third parties who provided assistance with the capital raise.

On July 16, 2009, the Company completed a private placement with 4 investors and issued 158,484 shares of common stock for $76 thousand.

Conversion of Series A Preferred Stock to Common Stock

During the three months ended March 31, 2010, certain Investors elected to convert a total of 2,406,349 shares of Series A Preferred Stock to 2,406,349 shares of the Company’s common stock.

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

During the three months ended December 31, 2009, certain holders of Class B Stock Warrants elected to exercise 914,286 Class B Stock Warrants valued at $1,491 thousand on a cashless basis. The Company issued 602,837 shares of common stock in accordance with the exercise notices.

On August 18, 2009, a holder of Class A Stock Warrants elected to exercise 357,143 Class A Stock Warrants valued at $303 thousand on a cashless basis. The Company issued 184,729 shares of common stock in accordance with the exercise notice.

Stock Based Compensation

During the three months ended March 31, 2010, the Company entered into consulting agreements whereby the Company agreed to issue 60,000 shares of common stock valued at $111 thousand to two individuals as compensation pursuant to the terms of the consulting agreements.  The stock awards were fully amortized on the dates of grant resulting in stock based compensation expense of $111 thousand being recorded for the three and nine months ended March 31, 2010.

During March 2010, the Company entered into consulting agreements with two of its independent directors whereby the Company agreed to issue a total of 18,000 shares of common stock valued at $46 thousand as compensation pursuant to the terms of the consulting agreements.  The stock awards were fully amortized on the dates of grant resulting in stock based compensation expense of $46 thousand being recorded for the three and nine months ended March 31, 2010.

On October 26, 2009, the Company agreed to a new consulting agreement with its Chief Financial Officer. The agreement is for a term of twelve months effective on October 1, 2009.  The Chief Financial Officer received a share award of 100,000 shares of common stock, 25,000 of which are immediately vested and 75,000 of which are subject to a vesting schedule over twelve months. A total of $54 thousand in stock based compensation expense was recognized on October 26, 2009. The remaining value of the stock award of $161 thousand was classified as deferred stock based compensation expense and will be amortized over the twelve months ending September 30, 2010. A total of $40 thousand and $134 thousand in stock based compensation expense was recognized in connection with this consulting agreement for the three and nine months ended March 31, 2010, respectively.

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

NOTE 14 – COMMITMENTS & CONTINGENCIES

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

NOTE 15 – EARNINGS PER SHARE

The following table shows the information used in the calculation of basic and diluted earnings per common share (in thousands, except number of shares and per share amounts):

	For the Nine Months Ended March 31,
	2010	2009
Numerator — Basic and Diluted:
Net Income Attributable to Common Shareholders	$6,718	$20,912
Denominator:
Weighted Average Common Shares Outstanding — Basic	84,262,503	76,207,737
Add: Common Stock Underlying Series A Preferred Stock	7,413,027	-
Add: Common Stock Underlying Investor Stock Warrants	7,685,718	-
Add: Common Stock Underlying Placement Agent Stock Warrants	768,572	-
Add: Common Stock Underlying Class A Stock Warrants	852,078	2,142,857
Add: Common Stock Underlying Class B Stock Warrants	842,471	58,204
Add: Common Stock Underlying Convertible Debt	342,539	3,000,000
Less: Anti-Dilutive Shares Included Herein	-	-
Weighted Average Common Shares Outstanding — Diluted	102,166,908	81,408,798
Basic Earnings Per Common Share:
Net Income — Basic	$0.08	$0.27
Diluted Earnings Per Common Share:
Net Income — Diluted	$0.07	$0.26

	For the Three Months Ended March 31,
	2010	2009
Numerator — Basic and Diluted:
Net Income Attributable to Common Shareholders	$11,887	$6,662
Denominator:
Weighted Average Common Shares Outstanding — Basic	86,160,133	76,213,333
Add: Common Stock Underlying Series A Preferred Stock	12,669,081	-
Add: Common Stock Underlying Investor Stock Warrants	13,499,274	-
Add: Common Stock Underlying Placement Agent Stock Warrants	1,349,927	-
Add: Common Stock Underlying Class A Stock Warrants	-	2,142,857
Add: Common Stock Underlying Class B Stock Warrants	149,660	539,471
Add: Common Stock Underlying Convertible Debt	-	3,000,000
Less: Anti-Dilutive Shares Included Herein	-	-
Weighted Average Common Shares Outstanding — Diluted	113,828,075	81,895,661
Basic Earnings Per Common Share:
Net Income — Basic	$0.14	$0.09
Diluted Earnings Per Common Share:
Net Income — Diluted	$0.10	$0.08

NOTE 16 – SEGMENT INFORMATION

The Company operates under the following business segments:

1.	Product Sales - The Company purchases and sells diesel, gasoline, fuel oil and kerosene in the PRC.

2.	Agency Sales - The Company acts as an agent in the purchase and sale of products by other gas and oil distributors in the PRC.

Nine Months Ended March 31, 2010	Product Sales (000’s)	Agency Sales (000’s)	Consolidated Total (000’s)
Net Sales	$215,527	$11,969	$227,496
Cost of Sales	182,435	-	182,436
Segment Operating Income	30,244	11,969	42,213
Segment Assets	168,579	-	168,579
Expenditures for Segment Assets	7,654	-	7,654

Nine Months Ended March 31, 2009	Product Sales (000’s)	Agency Sales (000’s)	Consolidated Total (000’s)
Net Sales	$139,309	$8,530	$147,839
Cost of Sales	116,588	-	116,588
Segment Operating Income	19,802	8,530	28,332
Segment Assets	116,185	-	116,185
Expenditures for Segment Assets	25,844	-	25,844

Three Months Ended March 31, 2010	Product Sales (000’s)	Agency Sales (000’s)	Consolidated Total (000’s)
Net Sales	$91,884	$5,015	$96,899
Cost of Sales	77,376	-	77,376
Segment Operating Income	13,068	5,015	18,083
Segment Assets	168,579	-	168,579
Expenditures for Segment Assets	-	-	-

Three Months Ended March 31, 2009	Product Sales (000’s)	Agency Sales (000’s)	Consolidated Total (000’s)
Net Sales	$46,622	$3,098	$49,720
Cost of Sales	40,049	-	40,049
Segment Income	5,864	3,098	8,962
Segment Assets	116,185	-	116,185
Expenditures for Segment Assets	23,850	-	23,850

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated for subsequent events between the balance sheet date of March 31, 2010 and the date the unaudited condensed consolidated financial statements were issued.

Conversion of Series A Preferred Stock to Common Stock

During the April 2010 and through the date the unaudited condensed consolidated financial statements were issued, certain Investors elected to convert a total of 3,419,411 shares of Series A Preferred Stock to 3,419,411 shares of the Company’s common stock.

Listing Application for NYSE Amex Stock Exchange

On April 20, 2010, the Company submitted a listing application and additional customary documentation to the NYSE Amex Stock Exchange. There can be no guarantee that the listing application will be approved by the NYSE Amex but the Company is intent on successfully listing its common stock on a major stock exchange.

NOTE 18 – RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009 the FASB established the Accounting Standards Codification (“Codification” of “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification and, accordingly, the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820). Which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASU Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASU Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No.2010-18 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Highlights and Executive Summary

Longwei Petroleum Investment Holding Limited (the “Company”) is an energy company that, through its subsidiaries, engages in oil and gas operations in the People’s Republic of China (“PRC”).  Oil and gas operations consist of transporting, marketing and selling finished petroleum products.  The Company’s headquarters and primary facilities are located in Taiyuan City, Shanxi Province (“Shanxi”). The Company’s second facility is located in Gujiao, Shanxi. The Gujiao facility increased the Company’s storage capacity for its products from 50,000 metric tons to 120,000 metric tons. The Gujiao facility was acquired in January 2009 and began to operate and generate revenues and profits for the Company in October, 2009. The Company purchases diesel, gasoline, fuel oil and kerosene (the “Products”) from various petroleum refineries in the PRC. The Company is 1 of 3 licensed intermediaries in Taiyuan City and the sole licensed intermediary in Gujiao that operates its own large scale storage tanks. The Company has the necessary licenses to operate and sell Products not only in Shanxi but throughout the entire PRC. The Company’s storage tanks have the largest storage capacity of any non-government controlled entity in Shanxi.  The Company seeks to earn profits by selling its Products at competitive prices to large scale gas stations, coal plants, other power supply customers and small, independent gas stations. The Company also earns revenue by acting as a purchasing agent for other intermediaries in Shanxi and through the sale of diesel and gasoline at gas stations located at each of the Company’s facilities. The sales price and the cost basis of the Company’s products are largely dependent on regulations and price control measures instituted and controlled by the PRC government as well as the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond the Company’s control.

For the three months ended March 31, 2010, the Company reported revenues of $96,899 thousand, an increase of 94.9% from revenues of $49,720 thousand reported for the three months ended March 31, 2009.  The Company continued to expand its customer base. The Gujiao facility generated $29,285 thousand in revenues during the three months ended March 31, 2010.

For the nine months ended March 31, 2010, the Company reported revenues of $227,496 thousand, an increase of 53.9% from revenues of $147,839 thousand reported for the nine months ended March 31, 2009.  The Company continued to expand its customer base. The Gujiao facility generated $37,759 thousand in revenues during the nine months ended March 31, 2010. We believe Gujiao will generate at least $60 million in revenues for the year ended June 30, 2010.

The following tables are key performance indicators utilized by management for internal decision making. We believe these performance indicators are likely also important for our shareholders to consider.

Current Quarterly Reporting Period, Three Months Ended March 31, 2010 Compared to Previous Reporting Period, Three Months Ended December 31, 2009

Revenues Growth Rate	36.0%
Adjusted Net Income Growth Rate *	37.9%
Adjusted Basic Earnings per Share Growth Rate **	25.0%
Unit Price per Metric Ton of Products Sold Growth Rate	2.9%

	Three Months Ended March 31,
	2010		2009

Revenues Growth Rate	94.9%		53.1%
Adjusted Net Income Growth Rate *	99.7%		31.6%
Adjusted Basic Earnings per Share *	$0.15		$0.09
Gross Margin %	20.1%		19.5%
Adjusted Net Margin % *	13.7%		13.4%
Gross Margin % - Taiyuan	20.3%		21.1%
Gross Margin % - Gujiao	18.7%		N/A
Agency Revenues - Taiyuan	$4,075		$3,098
Agency Revenues - Gujiao	$938	$	N/A
Unit Price per Metric Ton of Products Sold - Taiyuan	$852		$771
Unit Price per Metric Ton of Products Sold - Gujiao	$860	$	N/A

	Nine Months Ended March 31,
	2010		2009

Revenues Growth Rate	53.9%		36.0%
Adjusted Net Income Growth Rate *	47.5%		15.3%
Adjusted Basic Earnings per Share **	$0.37		$0.27
Gross Margin %	19.8%		21.1%
Adjusted Net Margin % *	13.6%		14.1%
Gross Margin % - Taiyuan	18.3%		21.1%
Gross Margin % - Gujiao	18.1%		N/A
Agency Revenues – Taiyuan (in ‘000s)	$11,031		$8,530
Agency Revenues – Gujiao (in ‘000s)	$938	$	N/A
Unit Price per Metric Ton of Products Sold - Taiyuan	$815		$743
Unit Price per Metric Ton of Products Sold - Gujiao	$858	$	N/A

* The terms “adjusted basic earnings per share growth rate,” “adjusted net income growth rate”, “adjusted net margin %” and “adjusted basic earnings per share” refer to the calculation of these ratios or figures utilizing net income on a Non-GAAP basis whereby the effect of the noncash adjustment for each period presented for the change in fair market value of derivatives is added back to net income in order to calculate the adjusted net income. The adjusted net income figure has been used to calculate the adjusted basic earnings per share growth rate, the adjusted net income growth rate, the adjusted net margin % and the adjusted basic earnings per share. A reconciliation of these calculations is provided in the tables below.

** The terms “adjusted basic earnings per share growth rate” and “adjusted basic earnings per share” refer to the calculation of these ratios or figures utilizing net income attributable to common shareholders on a Non-GAAP basis whereby the effect of (1) the noncash adjustment for each period presented for the change in fair market value of derivatives is added back to net income attributable to common shareholders in order to calculate the adjusted net income attributable to common shareholders, and (2) the effect of the one-time deemed dividend of $8,644 thousand, recorded during the three months ended December 31, 2009, is added back to net income attributable to common shareholders, in order to calculate the adjusted basic earnings per share growth rate and the adjusted basic earnings per share. A reconciliation of these calculations is provided in the tables below.

	(In Thousands, Except per Share Data)
	Three Months Ended March 31,
	2010	2009

Net Income	12,097	6,662
Add Back: Change in Fair Value of Derivatives	1,207	-
Adjusted Net Income	13,304	6,662

	Nine Months Ended March 31,
	2010	2009

Net Income Attributable to Common Shareholders	6,718	20,912
Add Back: Deemed Dividends	8,644	-
Net Income	15,362	20,912
Add Back: Change in Fair Value of Derivatives	15,483	-
Adjusted Net Income Attributable to Common Shareholders	30,845	20,912

Results of Operations

The following tables set forth key components of the Company’s results of operations for the three and nine months ended March 31, 2010 and March 31, 2009, respectively.  All numbers referenced herein are “in thousands”.

For the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

	(In Thousands, Except per Share Data)
	2010	2009

Revenues	$96,899	$49,720
Costs of Sales	77,376	40,049
Gross Profit	19,523	9,671
Total Operating Expenses	1,440	709
Income From Operations	18,083	8,962
Other Income and Expenses	(1,202)	(45)
Provision for Income Taxes	(4,784)	(2,255)
Net Income	12,097	6,662
Foreign Currency Translation Adjustment	25	(150)
Comprehensive Income	$12,122	$6,512
Basic Income Attributable to Common Shareholders Per Share	$0.14	$0.09
Diluted Income Attributable to Common Shareholders Per Share	$0.10	$0.08

(All numbers referenced are "in thousands")

Revenues

Revenues for the three months ended March 31, 2010 were $96,899 as compared to $49,720 for the three months ended March 31, 2009. The increase of $47,179 or 94.9% was primarily due to sales to new customers, including sales generated by the new Gujiao facility totaling $29,285 thousand.  Additionally, the average sales price per metric ton of product the Company sold has been steadily increasing in recent quarters and as compared to the previous fiscal year, on a year-to-date basis.

Costs of Sales

Costs of sales for the three months ended March 31, 2010 were $77,376 as compared to $40,049 for the three months ended March 31, 2009.  The increase of $37,327 or 93.2% was primarily due sales to new customers, including sales generated by the new Gujiao facility. The Company’s gross profit was 20.1% and 19.5%, respectively, for the three months ended March 31, 2010 and 2009. The average cost per metric ton of product the Company purchases has been steadily increasing in recent quarters and as compared to the previous fiscal year, on a year-to-date basis. However, we are also benefitting from timely purchases of inventory and expect to benefit additionally from a recent price increase for petroleum products announced by the Chinese government on April 14, 2010.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 amounted to $1,440 as compared to $709 for the three months ended March 31, 2009.  The increase of $731 was primarily due to the increased administrative costs from the Gujiao facility, one-time stock issuances for compensation and an increase in consulting fees paid in cash. Repairs and maintenance expense is likely to increase in future reporting periods as a result of the initial operations of the Gujiao facility.

Net Income

Net income for the three months ended March 31, 2010 was $12,097 as compared to $6,662 for the three months ended March 31, 2009, due to the reasons set forth above. In accordance with GAAP, the Company recorded a noncash expense to record the change in the fair value of derivatives. The financial instruments classified as derivatives consisted of stock warrants issued in connection with the October 2009 Financing and 285,714 previously outstanding stock warrants issued in February, 2009. If the noncash adjustment had not been necessary to record, the Company’s net income would have been $13,304, which would represent net income growth of 99.7% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Basic and Diluted Income Attributable to Common Shareholders per Share

 The Company’s basic net income attributable to common shareholders per share was $0.14 and $0.09 for the three months ended March 31, 2010 and 2009, respectively. In accordance with GAAP, the Company recorded a noncash expense to record the change in the fair value of derivatives of $1,207 thousand for the three months ended March 31, 2010. The financial instruments classified as derivatives consisted of stock warrants issued in connection with the October 2009 Financing and 285,714 previously outstanding stock warrants issued in February, 2009. If the noncash adjustment had not been necessary to record, the Company’s net income would have been $13,304 and basic net income attributable to common shareholders per share would have been $0.15 for the three months ended March 31, 2010. The Company recorded a total of $209 thousand in cash dividends payable to the Investors who participated in the October 2009 Financing for the three months ended March 31, 2010. There was no noncash adjustment for the adjustment to the fair value of the Company’s stock warrants during the nine months ended March 31, 2009.

The Company’s diluted net income attributable to common shareholders per share was $0.10 and $0.08 for the three months ended March 31, 2010 and 2009, respectively. A total of 25,942,126 shares of common stock are potentially issuable to the holders of the Series A Preferred Stock, the holders of the Investor Stock Warrants and the holders of the Placement Agent Stock Warrants. The Series A Preferred Stock is perpetual in nature and is convertible to common stock on a 1 for 1 basis at any time, and without further cash payments by the Investors. All stock warrants outstanding as of March 31, 2010 are convertible at any time upon payment of $2.255 per warrant by the Investor or can be exercised on a cashless basis subject to a calculation whereby the total shares to be delivered to the Investor will be reduced by the effective exercise cost of the stock warrant.

For the Nine Months Ended March 31, 2010 Compared to the Nine Months Ended March 31, 2009

	(In Thousands, Except per Share Data)
	2010	2009

Revenues	$227,496	$147,839
Costs of Sales	182,436	116,588
Gross Profit	45,060	31,251
Total Operating Expenses	2,847	2,919
Income From Operations	42,213	28,332
Other Income and Expenses	(15,522)	(161)
Provision for Income Taxes	(10,964)	(7,259)
Net Income	15,727	20,912
Foreign Currency Translation Adjustment	158	484
Comprehensive Income	$15,885	$21,396
Basic Income Attributable to Common Shareholders Per Share	$0.08	$0.27
Diluted Income Attributable to Common Shareholders Per Share	$0.07	$0.26

Revenues

Revenues for the nine months ended March 31, 2010 were $227,496 thousand as compared to $147,839 thousand for the nine months ended March 31, 2009. The increase of $79,657 thousand, or 53.9%, was primarily due to sales to new customers, including sales generated by the new Gujiao facility totaling $37,759 thousand.  Additionally, the average sales price per metric ton of product the Company sold has been steadily increasing in recent quarters and as compared to the previous fiscal year, on a year-to-date basis.

Costs of Sales

Costs of sales for the nine months ended March 31, 2010 were $182,436 thousand as compared to $116,588 thousand for the nine months ended March 31, 2009.  The increase of $65,848 thousand, or 56.5%, was primarily due sales to new customers, including sales generated by the new Gujiao facility. The Company’s gross profit was 19.8% and 21.1%, respectively, for the nine months ended March 31, 2010 and 2009. The average cost per metric ton of product the Company purchases has been steadily increasing in recent quarters and as compared to the previous fiscal year, on a year-to-date basis.

Operating Expenses

Operating expenses for the nine months ended March 31, 2010 amounted to $2,847 thousand as compared to $2,919 thousand for the nine months ended March 31, 2009.  The decrease of $72 thousand or 2.5% was primarily due to the curtailing of administrative costs in order to focus resources on the new Gujiao facility’s buildout.  Operating expenses for the remainder of the fiscal year ended June 30, 2010 should be more substantial. Repairs and maintenance expense is likely to increase in future reporting periods as a result of the initial operations of the Gujiao facility.

Net Income

Net income for the nine months ended March 31, 2010 was $15,727 thousand as compared to $20,912 thousand for the nine months ended March 31, 2009. In accordance with GAAP, the Company recorded a noncash expense to record the change in the fair value of derivatives. The financial instruments classified as derivatives consisted of stock warrants issued in connection with the October 2009 Financing and 2.7 million previously outstanding stock warrants issued in February, 2009 and December 2007. If the noncash adjustment had not been necessary to record, the Company’s net income would have been $30,845, which would represent net income growth of 47.5% for the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009. There was no noncash adjustment for the adjustment to the fair value of the Company’s stock warrants during the nine months ended March 31, 2009.

Basic and Diluted Income Attributable to Common Shareholders per Share

The Company’s basic net income attributable to common shareholders per share was $0.08 and $0.27 for the nine months ended March 31, 2010 and 2009, respectively. In accordance with GAAP, the Company recorded a noncash expense to record the change in the fair value of derivatives of $15,483 thousand for the nine months ended March 31, 2010. The financial instruments classified as derivatives consisted of stock warrants issued in connection with the October 2009 Financing and previously outstanding stock warrants. The Company also recorded a noncash adjustment to net income attributable to the common shareholders to reflect a deemed dividend of $8,644 thousand during the nine months ended March 31, 2010. The deemed dividend is a result of the calculation of the estimated additional compensation awarded to the investors who participated in the October 2009 Financing. The estimated additional compensation is calculated by multiplying the number of shares of common stock that the Series A Preferred Stock is convertible into, or 13,499,274, by the difference between the fair market value of the Company’s common on October 29, 2009, or $2.05, less the purchase price of the Series A Preferred Stock, or $1.10 per share. As a result of the Series A Preferred Stock being immediately convertible into common stock, the deemed dividend is a one-time nonrecurring adjustment to earnings per share and does not result in any mark to market adjustment, expense, or adjustment to the Company’s basic and diluted income attributable to common shareholders per share in any future reporting period.  If these noncash adjustments had not been necessary to record, the Company’s net income would have been $30,845 and basic net income attributable to common shareholders per share would have been $0.37 for the nine months ended March 31, 2010. The Company also recorded a total of $365 thousand in cash dividends payable to the Investors who participated in the October 2009 Financing for the nine months ended March 31, 2010. There was no noncash adjustment for the adjustment to the fair value of the Company’s stock warrants or to reflect a deemed dividend during the nine months ended March 31, 2009.

The Company’s diluted net income attributable to common shareholders per share was $0.07 and $0.26 for the nine months ended March 31, 2010 and 2009, respectively. A total of 25,942,126 shares of common stock are potentially issuable to the holders of the Series A Preferred Stock, the holders of the Investor Stock Warrants and the holders of the Placement Agent Stock Warrants. The Series A Preferred Stock is perpetual in nature and is convertible to common stock on a 1 for 1 basis at any time, and without further cash payments by the Investors. All stock warrants outstanding as of March 31, 2010 are convertible at any time upon payment of $2.255 per warrant by the Investor or can be exercised on a cashless basis subject to a calculation whereby the total shares to be delivered to the Investor will be reduced by the effective exercise cost of the stock warrant.

Liquidity and Capital Resources

As of March 31, 2010, the Company’s current assets were $124,411 thousand and current liabilities were $27,724 thousand. Cash and cash equivalents totaled $11,992 thousand as of March 31, 2010. The Company’s shareholders’ equity at March 31, 2010 was $140,855 thousand. The Company had cash (used in) provided by operating activities for the nine months ended March 31, 2010 and 2009 of $(1,716) thousand and $26,756 thousand, respectively. The Company used 85.0%, or $11,750 thousand of the gross proceeds from the October 2009 Financing to directly advance a refinery partner for future inventory purchases. Total net advances to suppliers for the nine months ended March 31, 2010 totaled $38,301 thousand. The Company had net cash used in investing activities of $7,654 thousand and $25,844 for the nine months ended March 31, 2010 and 2009, respectively. During the nine months ended March 31, 2010, the Company incurred $7,654 thousand in costs to refurbish and prepare the Gujiao facility in order for the facility to be fully operational as of January 1, 2010. The Company had net cash provided by financing activities of $13,896 thousand and $0 for the nine months ended March 31, 2010 and 2009, respectively. The Company closed private placements for $13,820 thousand and $76 thousand in net proceeds in October and July, 2009, respectively.

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

Description Inventories	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

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

Estimates of future product demand may prove to be inaccurate, in which case inventory may be understating or overstating the provision required for excess and obsolete inventories. In the future, if inventories are determined to be overvalued, the Company would be required to recognize such costs in cost of sales at the time of such determination. Likewise, if inventories are determined to be undervalued, costs of sales may have been over-reported in previous periods and the Company would be required to recognize such additional operating income at the time of sale.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.	The audit adjustments recorded for fiscal years 2009 and 2008.
2.	The lack of segregation of duties and responsibilities within the Company.
3.	A limited number of employees with experience with US GAAP.

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
2.	We will increase management oversight of accounting and reporting functions in the future.
3.	We will immediately seek out and attempt to hire additional employees with experience with US GAAP.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. REMOVED AND RESERVED.

ITEM 5. OTHER INFORMATION.

On February 16, 2010 the Company entered into consulting agreements with two of its independent directors, Gerald DeCiccio and Doug Cole.  Pursuant to Mr. DeCiccio’s agreement, Mr. DeCiccio will receive $20,000 and 12,000 shares of the Company’s common stock annually.  Additionally, Mr. DeCiccio will receive 6,000 shares of common stock each on June 1, 2010 and December 1, 2010.  The term of Mr. DeCiccio’s agreement is until February 28, 2011.  Pursuant to Mr. Cole’s agreement, Mr. Cole will receive $10,000 and 6,000 shares of common stock annually as well as 3000 shares of common stock each on June 1, 2010 and December 1, 2010.  The term of Mr. Cole’s agreement is until March 15, 2011.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

10.1	Consulting Agreement with Gerald DeCiccio

10.2	Consulting Agreement with Doug Cole

14.1	Code of Ethics (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2010.)

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Principal Executive Officers of Longwei Petroleum Investment Holding Limited
May 14, 2010	By:	/s/ Cai Yongjun
Cai Yongjun Chief Executive Officer

	By:	/s/ James Crane
James Crane Chief Financial Officer and Principal Accounting Officer