Form 10-K
period 2010-06-30
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2010-09-28
CIK 1111817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period for          , 2010

Commission File No. 001-34793

LONGWEI PETROLEUM
INVESTMENT HOLDING LIMITED

 (Name of small business issuer in its charter)

Colorado	84-1536518
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
No. 30 Guanghau Street, Xiaojingyu Xiang, Wan Bailin District, Taiyuan City, Shanxi Province, China	030024
(Address of principal executive offices)	(Zip Code)

(727) 641-1357
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
Common Stock, no par value	NYSE Amex LLC

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value per share.

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐      No  ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑

Revenues for year ended June 30, 2010: $343,249,462

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2010 based upon the closing price reported for such date on the OTC Bulletin Board was US $46,067,745.

As of September 28, 2010 the registrant had 93,266,981 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.      BUSINESS

Overview

Longwei Petroleum Investment Holding Limited (the “Company”) is an energy company engaged in the wholesale distribution of finished petroleum products in the People’s Republic of China (the “PRC”).  The Company’s oil and gas operations consist of transporting, storage and selling finished petroleum products, entirely in the PRC.  The Company purchases diesel, gasoline, fuel oil and solvents (the “Products”) from various petroleum refineries in the PRC. The Company’s headquarters are located in Taiyuan City, Shanxi Province (“Taiyuan”). The Company has a storage capacity for its Products of 120,000 metric tons located at its fuel depot storage facilities in Taiyuan and in Gujiao, Shanxi (“Gujiao”), 50,000 metric tons and 70,000 metric tons of capacity respectively at each location. The Gujiao facility was acquired in January of 2009 and commenced operations in January of 2010. The Company is 1 of 3 licensed intermediaries in Taiyuan and the sole licensed intermediary in Gujiao that operates its own large scale storage tanks. The Company has the necessary licenses to operate and sell Products not only in Shanxi but throughout the entire PRC.  The Company seeks to earn profits by selling its Products at competitive prices with timely delivery to coal mining operations, power supply customers, large-scale gas stations and small, independent gas stations. The Company also earns revenue under an agency fee by acting as a purchasing agent for other intermediaries in Shanxi, and through limited sales of diesel and gasoline at two retail gas stations, each located at the Company’s facilities. The sales price and the cost basis of the Company’s products are largely dependent on regulations and price control measures instituted and controlled by the PRC government as well as the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond the Company’s control.

The Company was incorporated under the laws of the State of Colorado on March 17, 2000 as Tabatha II, Inc.  On October 12, 2007, the Company changed its name to Longwei Petroleum Investment Holding Limited.

For the year ended June 30, 2010, we reported revenues of approximately $343.2 million, an increase of 74% from revenues of approximately $196.8 million reported for the year ended June 30, 2009.  We continue to expand our customer base and distribution platform.

A summary of our operating results and select balance sheet data for the years ended June 30, 2010 through 2006 are as follows:

Select Historical Financial Data for the Years Ended June 30, 2010 - 2006
(Amounts in $USD Millions)	2010	2009	2008	2007	2006
Revenues	$343.2	$196.8	$143.8	$93.8	$93.1
Annual Revenue Growth	74%	37%	53%	1%	128%
Net Income	$50.2	$21.8	$20.7	$12.0	$14.7
Annual Net Income Growth	130%	5%	73%	(18%)	78%
Total Assets	$187.6	$120.1	$93.4	$60.7	$53.3
Total Liabilities	$ 9.7	$ 5.2	$ 4.9	$ 3.0	$10.1
Total Shareholder’s Equity	$177.9	$114.9	$88.5	$57.7	$43.2

Customers

The Company sells its Products directly to commercial, industrial, retail and wholesale customers throughout Shanxi from its two fuel depot storage facilities.  We enter into supply contracts with our wholesale customers and require the customers to purchase a minimum amount of specified oil products at market price during each period of the contract.  Payments are due upon receipt of the products.  Customers may take delivery of their purchases at our depots or pay us to deliver to their location.

Our primary customers are industrial users including coal mining operations and power generation plants, which use diesel, gasoline, fuel oil and solvents. Both sectors are expected to experience significant growth in late 2010 and 2011, which the Company anticipates will further drive demand for its Products.  Power demand and power generating capacity in the PRC are on a growth rate to double by 2020 according to Liu Zhenya, president of the State Grid Corp of China from the China Knowledge article, “China’s Electricity Demand to Double by 2020,” dated May 22, 2009.  In the Reuters article, “China’s Shanxi Province to Grow Coal  Output 30% in 2010,” Reuters, March 8, 2010, the Shanxi Party Secretary, Zhang Baoshum stated he expects coal output in Shanxi Province, historically the country’s leading coal producing region, to rise by up to 30% this year.  Industrial customers accounted for approximately 55% and 45% of our revenues for the years ended June 30, 2010 and 2009, respectively.

Large-scale gas stations accounted for approximately 35% and 45% of our revenues for the years ended June 30, 2010 and 2009, respectively.  These customers primarily buy diesel and gasoline. While sales volume to these customers was up in 2010 with the growing demand of new automobiles on the roads in the PRC, as a percentage of total revenues sales were down because of the larger increase in sales to the Company’s industrial customers. The new Gujiao facility is strategically located to serve a number of our larger industrial customers.

Our third largest group of customers consists of small, independent gas stations. These gas stations accounted for approximately 10% of our revenues for both the year ended June 30, 2010 and 2009, respectively.  These gas stations buy gasoline and diesel.  These customers depend on our timely delivery and customer service compared to the larger state-owned enterprises.

Percentage of Revenue by Customer Class
Customers	2010	2009
Industrial Users – Coal Operations & Power Generation	55%	45%
Large-Scale Gas Stations	35%	45%
Small, Independent Gas Stations	10%	10%

No customers accounted for more than 10% of our total revenues or accounts receivable for the year ended June 30, 2010.

Products

We purchase diesel, gasoline, fuel oil and solvents from various petroleum refineries in the PRC.  We have historically sold large quantities of diesel and gasoline products and have a large and expanding supply chain in place. We do not generally modify the Products prior to sale. However, in some scenarios the Company will further blend or modify its Products upon the request of its customers.

Our percentage of total revenue and average profit margins by product category for years ended June 30, 2010 and 2009 are provided below:

Product Percentage of Total Revenue and Average Profit Margin by Product Line
	2010		2009
Product	% Revenue	Avg. Profit Margin	% Revenue	Avg. Profit Margin
Diesel	44%	15%	47%	12%
Gasoline	47%	16%	41%	17%
Fuel Oil	2%	23%	3%	12%
Solvents	2%	21%	3%	19%
Agency Fees *	5%	100%	6%	79%

*The agency fee is a commission paid by intermediaries to purchase petroleum products directly from refineries using the Company’s licenses.  Prior to the year ended June 30, 2010 the Company also incurred the cost of transporting the petroleum product under this arrangement, but has stopped this practice.

Facilities & Storage

The Company’s oil and gas operations consist of transporting, storage and selling finished petroleum products from its two fuel storage depots.    The Company’s headquarters is located in Taiyuan, Shanxi.  The Company has a total storage capacity for its Products of 120,000 metric tons located at its fuel depot storage facilities in Taiyuan and in Gujiao, Shanxi; 50,000 metric tons and 70,000 metric tons capacity respectively at each location. The Company has operated from its Taiyuan location since 1995 and the Gujiao facility was acquired in January 2009.  The Company began to operate and generate revenues from its Gujiao location in October, 2009, commencing full operations in January, 2010. The Company is 1 of 3 licensed intermediaries in Taiyuan and the sole licensed intermediary in Gujiao that operates its own large scale storage tanks.  The Company is 1 of 17 licensed intermediaries in Shanxi.  The Company’s storage tanks have the largest storage capacity of any private enterprise in Shanxi.  Both facilities are strategically located in close proximity to the Company’s largest customers to ensure timely delivery of Products.

The Company has its own enterprise resource planning (ERP) computer system that manages and monitors the inflow and outflow of the Products at its locations.  The system ties into the Company’s inventory accounting system to monitor and manage inventory levels and automatically updates on a real-time basis.

Taiyuan, Shanxi

The Company’s headquarters are located at its operations in Taiyuan.  This facility has a total of 14 storage tanks with a capacity to store approximately 50,000 metric tons of Products.  We maintain delivery and distribution platforms, including a dedicated rail spur and a vehicle loading and unloading fuel depot station at this facility.  The Company owns and maintains all assets at this facility.  All of our revenues earned during the year ended June 30, 2009 were earned through this facility. The revenue contribution from this facility for the year ended June 30, 2010 was approximately $269 million.

Gujiao, Shanxi

In July, 2007 the Company made an initial deposit of approximately $9.2 million on a $30.0 million purchase contract with Shanxi Heitan Zhingyou Petrochemical Co., Ltd. for a second facility in Gujiao.  The Company acquired control of the facility on January 22, 2009 and on June 30, 2009, the Company made the final payment on the purchase contract for approximately $7.1 million.  The Company retrofitted the existing storage tanks and built a new office and customer service center at the location.  The Gujiao Facility has a total of 8 storage tanks with a capacity to store approximately 70,000 metric tons of our Products. We also have 4 tar storage tanks with a capacity of 40,000 metric tons.  We will maintain delivery and distribution platforms, including a dedicated rail spur and a vehicle loading and unloading station at this facility.  The Company owns and maintains all assets at this facility.  The revenue contribution from this facility for the year ended June 30, 2010 was approximately $74 million.

Shanxi Market

The Company’s operations are all primarily concentrated in the central Shanxi Province. Shanxi is the leading coal producing region in the PRC. The region is mountainous and has no pipelines or refineries within the province.  The province is dependent on the timely delivery of petroleum products to support its growing industrial and consumer base.  Taiyuan is the capital of Shanxi Province.

Coal production in the PRC is estimated by the United States Department of Energy (“US DOE”) to double its capacity by 2030.  The Shanxi provincial government has embarked on a program to consolidate its coal mining and support operations.  The Company believes this is advantageous to the growth of its business model.

Competitive Advantage

Although barriers to entry in our industry are high due to stringent licensing requirements and the need for significant storage capacity, we face competition from both state-owned and non-state-owned companies based in Shanxi Province and elsewhere that engage in the wholesale distribution of finished petroleum products. In addition to state-owned petroleum enterprises such as China Petroleum & Chemical Corporation, also known as “SINOPEC” and PetroChina Company Limited, there are currently 15 non-state-owned enterprises (including the Company) in Shanxi Province licensed to distribute finished oil products. Many of these non-state owned enterprises may have exclusive supply and purchase arrangements with suppliers as a result of long-term relationships.

We believe we have the following advantages over our competitors:

●
Mature operational infrastructure. During the past 16 years, we have built up our operational infrastructure, including extensive distribution channels, two petroleum storage depots and convenient access to strategic railway lines. We also have the required licenses to conduct our wholesale distribution business, which are becoming increasingly difficult for new entrants to our industry to obtain due to the provincial government’s emphasis on consolidation and larger storage capacity by participants.

●
Established customer relationships. We have been in the wholesale finished oil business for over 16 years operating in the same region on a direct sales relationship with our customers.  We focus on customer satisfaction and believe that we have consistently provided high quality products and services to our customers.  The key competitive advantages we offer to our customers is proximity for timely delivery and flexible customer service to meet their product volume demands.  We cannot offer significant discounts to our customers as the price of our products is primarily predetermined by market price and subject to regulatory price caps.  However, customers who purchase large quantities of Products may be given priority of supply in case of shortages.

●
Stable supply sources. We have good, long-term relationships with our refinery suppliers, some of which are private enterprises and some are large state-owned enterprises.  We also maintain significant advances on account with suppliers to ensure our own timely delivery and preferential pricing based on market movements.

●
Railway access. We benefit from our dedicated rail spurs that connect our storage depots to the main railway line to create efficient inflow and outflow of products.  Our rail spur loading facilities can process up to 8 tanker railcars at one time.  Our ERP system automatically measures all flow through our system and maintains our inventory accounting system.

●	Storage capacity. We have a total fuel depot storage capacity of 120,000 metric tons (approximately 880,000 barrels of oil). Aside from large upfront capital requirements, new entrants to this industry must also have significant storage capacity to be able to compete, which is a barrier to entry for new competitors.

The Company’s Products vary by product density; therefore the capacity will vary depending on the inventory product mix.  Below is a calculation based on the maximum capacity of each product individually as though it was the only product stored in inventory.

(1) Total Diesel Capacity –  37 million gallons (diesel density = 0.85kg/L)
(a) 1,000kg x 1L/0.85kg = 1,176 L
(b) 1 US gallon = 3.7854 L
(c) 1,176 L / 3.7854 = 310 gallons
(d) 120,000mt x 310 gallons = 37 million gallons diesel

(2) Total Gasoline Capacity – 43 million gallons (gasoline density = 0.74kg/L)
(a) 1,000kg x 1L/0.74kg = 1,351 L
(b) 1 US gallon = 3.7854 L
(c) 1,351 L / 3.7854 = 357 gallons
(d) 120,000mt x 357 gallons = 43 million gallons gasoline

(3) Fuel Oil Capacity – 35 million gallons (fuel oil density = 0.90kg/L)
(a) 1,000kg x 1L/0.90kg = 1,111 L
(b) 1 US gallon = 3.7854 L
(c) 1,111 L / 3.7854 = 294 gallons
(d) 120,000mt x 294 gallons = 35 million gallons fuel oil

(4) Solvent Capacity – mixture varies between gasoline and diesel, but assumes similar density to diesel

Below are the Product levels of inventory at year ended June 30, 2010 listed in metric tons and US gallon equivalents:

Inventory Level as of June 30, 2010
Product Inventory	Metric Tons (mt)	US Gallons (Millions)	($USD Millions)
Diesel	26,430	8.2M gallons	$19.8
Gasoline	16,246	5.8M gallons	$12.5
Fuel Oil	1,540	0.5M gallons	$ 0.8
Solvents	1,110	0.3M gallons	$ 0.6
TOTAL INVENTORY	45,326	14.8M gallons	$33.7

Based on the year end June 30, 2010 inventory product mix the Company held 45,326 mt of Product on-hand or 38% of its total capacity of 120,000 mt valued at $33,744,911.

The Company’s storage capacity allows management to adjust inventory levels based on the anticipated movement of industry pricing and acts as a hedge on pricing levels.  Utilizing our excess storage capacity allows us flexibility to take advantage of pricing, supply and demand fluctuations within the marketplace.  All petroleum products are imported to Shanxi from other provinces within the PRC.  The Company’s supplier advance balance with refineries allows us to lock-in supply so that we can react quickly to purchases based on the timing of the PRC pricing levels adjustments.

The Company’s inventory turnover for the year ended June 30, 2010 is approximately 30 days.  The Company is continually working to improve its inventory turnover, which expands sales capacity based on increased inventory movement.

Operating Licenses

We hold two distinct licenses for the wholesale distribution of petroleum products in the PRC.  The Certificate for Wholesale Distribution of Finished Oil (the “Wholesale License”) is a license granted by the PRC central government.  The Wholesale License allows us to sell our products to wholesale customers and other users of gasoline, diesel and solvents, and must be renewed every 5 years.  We hold this license at the discretion of the PRC government.  We also hold a Dangerous Chemical Distribution License (the “DCD License”) that allows us and our personnel to handle and transport gasoline and diesel oil. The DCD License must be renewed every 3 years. The Constitution of the PRC states that all mineral and oil resources belong to the State.  Therefore, without these licenses, we would not be able to sell our products.

In addition to business licenses issued by the Municipal Administration for Industry and Commerce, our two retail gas stations hold a renewable Operating License for Hazardous Chemicals (the “Hazardous Chemical License”) and a renewable Operating License for Retail Sale of Finished Oil (the “Retail License”) that allows us to sell gasoline, diesel and solvents. Both licenses are subject to annual inspections - the Hazardous Chemical License by the provincial Administration of Work Safety and the Retail License by the provincial Department of Commerce - and failure to pass the annual inspection may lead to their revocations.

Suppliers

The Company purchases diesel, gasoline, fuel oil, solvents, kerosene and other additives directly from refineries in the PRC.  The Company has long-term, established relationships with these suppliers.  The Company’s advances to suppliers account represent cash paid in advance for purchases of inventory from suppliers.  The Company locks in availability and pricing with suppliers in advance by using the Company’s cash resources.  The Company expects to maintain this level of supplier advances in the future to ensure that the Company has access to adequate supplies and timely shipments to act as a hedge based on the movement of industry pricing. The deposits are held by the Company’s refinery partners to ensure that the delivery of inventory to the Company is made in a timely manner. The Company attempts to maintain a significant balance on account with refinery partners with the expectation of receiving preferential pricing and delivery from the refinery partners.  The Company does not foresee any potential loss with regard to these advances as a result of the suppliers being large enterprises that have significant controls placed upon them by PRC regulation.  The Company has not had to make any historical adjustments to these accounts for any deficiencies or negative impact related to the Company’s suppliers.

Below is a list of suppliers that represented more than 10% of our purchases in years ended June 30, 2010 and 2009:

Suppliers	2010 % of Purchases
Guangzhou Tenghao Company	17%
Lanxin Petroleum Co., Ltd.	16%
Panjin Jinjiang Oil Company	14%
Yan Lian Industrial Group	13%
Tianjin Dagang Jinyu Industrial Co., Ltd.	12%
TOTAL	72%

Suppliers	2009 % of Purchases
Yan Lian Industrial Group	19%
Alashankou Dachen Co, Ltd.	14%
Tuha Oil Exploring and Exploiting Headquarters	13%
Panjin Jinjiang Oil Company	11%
Tianjin Dagang Jinyu Industrial Co., Ltd.	11%
Xinyuan Company	11%
Lanxin Petroleum Co., Ltd.	10%
TOTAL	89%

While we are dependent on these suppliers for our finished petroleum products, we are always seeking to expand our supply sources and believe that we can find alternative suppliers with comparable terms within a reasonable amount of time without any significant disruption in our operations.  Since inception, we have not experienced any difficulty in obtaining refined products in a timely manner.

Supplier Risks

The Company depends on suppliers, namely refineries, for inventory. The cost of inventory may fluctuate substantially and it is possible that our demand for inventory could not be met due to short supply, may be available from only one or a limited number of suppliers, or may only be available from foreign suppliers. Increased costs or difficulties in obtaining inventory in the requisite quantities, or at all, could have a material adverse effect on our results of operations. The credit crisis and rapidly escalating raw material costs across a variety of industries created additional risks for our supplier base. In the year ending June 30, 2010, the Company’s suppliers could face financial difficulties as a result of the global economic downturn. We actively monitor our suppliers' financial condition, and to date we have no knowledge of significant concerns with the financial stability of any of our major suppliers.

We are dependent upon the ability of refinery suppliers to meet product specifications, standards and delivery schedules at anticipated costs. While we maintain a qualification and performance surveillance system to control risk associated with this reliance on third parties, the failure of suppliers to meet commitments could adversely affect delivery schedules and profitability, while jeopardizing our ability to fulfill commitments to customers.

Research and Development

The Company expenses the cost of research and development as incurred.  Research and development costs for the years ended June 30, 2010 and  2009 were not significant.

Intellectual Property

The company currently does not own any intellectual properties.  We do however hold two primary licenses: (1) Finish Oil Wholesale Licenses, and (2) Dangerous Chemical Products Businesses Licenses.  These two licenses were initially obtained when we began operations in 1995.  These licenses do not appear on our balance sheets within the consolidated financial statements.  However, the FO Licenses have a renewable 5 year term and the DGP Licenses have a renewable 3 year term.  We consider these licenses to be extremely valuable and believe our operations would be severely impacted if these licenses were not adequately maintained.

Industry

The economic growth in the PRC is becoming increasingly dependent on meeting its rapidly growing demand for oil from both domestic supply and foreign imports.  The PRC’s net crude imports in June 2010 totaled a record 22.1 million tons and imports are expected to make up roughly 55% of its total oil consumption by 2011 because domestic refineries cannot keep up with the demand (Bloomberg).  The increasing demand for oil is not only attributable to increased vehicle usage in the world’s largest new automobile market, but also to industrial activity in the PRC’s fastest growing provinces, including Shanxi where we primarily operate.  Coal mining operations and power generation represent two of the Company’s largest types of industrial customers, and both sectors are expected to experience significant growth in late 2010 and 2011 after recent industry consolidation.

The strong, sustained economic growth in the PRC recently surpassed Japan as the world’s second largest economy in terms of GDP. A recent report by the International Energy Agency named the PRC as the top global energy consumer, and according to www.platts.com, the PRC is the second largest oil consumer in the world.

Our operations are in Shanxi, which is a center of industrial operations and energy supply within the PRC.  We believe our Taiyuan facility is well positioned to continue revenue growth.  The Gujiao facility is located within a dense industrial geography and is expected to continue to generate strong revenue growth during its first year of operations and going forward.  The two facilities have a combined storage capacity of 120,000 metric tons.

We believe there are two key market trends according to the Institute for the Analysis of Global Security that allow for substantial growth in the PRC over the next three to five years:

1.
Energy demand. Oil consumption in the PRC is growing at an annual rate of 7.5%.  The PRC is now the top global energy consumer and growing.  Over 20% of the PRC’s energy demand is satisfied by oil.  We are located in a province without pipelines or refineries that requires significant transportation logistics and storage, which can be facilitated by the Company.

2.
Automobile ownership.  Automobiles in the PRC are expected to grow at an annual rate of 19%, and the PRC is now the largest new automobile market in the world.  From 1990 – 2010, 90 times more automobiles are on the road in the PRC, and by 2030 the PRC is expected to have as many automobiles on the road as the US.  The Company has good supplier relationships with many of the major gasoline retailers in Shanxi.

Business Strategy

Internal Growth

The Company seeks organic growth by growing with our existing customer base and expanding our sales using our direct sales force and customer referrals.  We continue to seek expansion of our customer base within Shanxi Province, and are focused on the development of our customer base at the Gujiao Facility.  We also seek to continue to improve our inventory turnover.

Geographic Growth

The Company will continue to seek out additional facilities with the intention of acquiring facilities in the future that are accretive to earnings with a short payback period on investment.  We have proven to be successful with our operations at the new Gujiao Facility.  Future potential acquisitions will be contemplated by our management with the knowledge and understanding we have gained from operations and business development work completed at both the Taiyuan and Gujiao facilities.  In general, we intend to review potential acquisitions of facilities that we believe will generate profits over the initial 3 year term for us that equals or exceeds the total purchase price of a new facility.

Vertical Expansion

The Company will continue to seek out opportunities to work more closely with its refinery partners to ensure timely and reliable delivery of supply.  The Company may seek opportunities to improve its margins within the oil and gas business that are “upstream” – exploration and production or “downstream” – refining.

Government Regulations

Finished Oil Distribution

Prior to 2006, significant gaps existed in the laws and regulations pertaining to the finished oil industry, and the relevant rules for this industry were, to some extent, inconsistent and subject to the discretion of the relevant government authorities.

In 2006, greater specificity was added to the rules for commercial activities in the finished oil industry with the enactment of the Measures on the Administration of the Finished Oil Market (promulgated on December 4, 2006 by the PRC Ministry of Commerce (“MOFCOM”) and effective as of January 1, 2007, (the “Measures”). This regulation provides comprehensive details on the finished oil wholesale and resale application procedures, qualification requirements, and rules for annual inspections. Enterprises (foreign or domestic-funded) meeting certain requirements can submit applications to the MOFCOM for a certificate of approval to conduct gasoline and diesel (including bio-diesel) wholesale, retail and storage businesses.

The first step required in applying to engage in the wholesale of finished oil is a preliminary examination by the provincial MOFCOM where the enterprise is located. Thereafter, the provincial MOFCOM will forward the application materials together with its opinions on the preliminary examination to the MOFCOM, which will then decide on whether to grant the Certificate of Approval for the Wholesale of Finished Oil.

An enterprise applying to engage in the finished oil wholesale business must, among other requirements, possess the following:

(i)	long-term and stable supply of finished oil;

(ii)	a legal entity with a registered capital of no less than RMB 30 million;

(iii)
a finished oil depot, which shall have a capacity not smaller than 10,000 m 3 (cubic meters), conforming to the local urban and rural planning requirements, and be approved by other relevant administrative departments (1 cubic meter is the equivalent of 1 metric ton of water at 4° Celsius); and

(iv)
Facilities for unloading finished oil such as conduit pipes, special railway lines, and transportation vehicles with a capacity of 10,000 metric tons or more to transport refined oil via rail, on the highway or over water to ports.

In practice, it has become increasingly difficult for enterprises (particularly foreign-funded enterprises) to meet the third requirement above. As both the number of available oil depots and state land and resources are reaching full capacity, it is becoming increasingly difficult to procure a finished oil depot with a capacity not smaller than 10,000 m 3.

The application procedure for the retail of finished oil is similar to that for wholesale except that the preliminary examination takes place at the administrative department for commerce at the municipal level, and the certificate of approval is issued at the provincial level.

An enterprise applying to engage in the finished oil retail business must, among other requirements, possess the following:

(i)
long-term and stable channels to finished oil supply and a supply agreement with an enterprise that has been qualified to engage in the wholesale business of finished oil for a period of three years or more in line with its business scale;

(ii)	qualified professional and technical personnel to handle inspections, metrology, storage and fire safety and the safe production of finished oil; and

(iii)	gas stations designed and built to comply with the relevant national standards and approved by the relevant administrative department.

Enterprises possessing certificates of approval are subject to annual inspection by the relevant provincial MOFCOM which will review:

(i)	the execution and performance of finished oil supply agreements;

(ii)	the operation results of the enterprise for the previous year;

(iii)	whether the enterprise and its supporting facilities are in compliance with the technical requirements under the Measures; and

(iv)	The current measures, among other measures, being taken by the enterprise regarding quality control, metrology, fire safety, security and environmental protection.

If we pass the annual inspection, the certificates of approval we hold will continue to be valid. An enterprise failing an annual inspection will be ordered to rectify all deficiencies within a certain time limit by the MOFCOM and/or its provincial branches. If such deficiencies have not been rectified within the specified time limit, its certificates of approval shall be revoked by the original issuing authority.

We currently are in full compliance with the Measures, and hold valid operating licenses to conduct our businesses. However, we cannot provide assurance that we will not fail to satisfy the above mentioned requirements in the future.

Pricing for Finished Oil

The PRC National Development and Reform Commission (“NDRC”) regulates domestic oil prices as part of its macro-management over the economy in order to control dramatic fluctuations in oil prices.

The Administrative Measures on Oil Prices ( trial implementation ), or the Price Measures, promulgated by the NDRC on May 7, 2009 stipulates that the NDRC will adjust domestic finished oil prices when the international market price for crude oil changes more than 4% over 22 consecutive working days. By contrast, crude oil prices are determined solely by enterprises engaging in this industry.

The NDRC adjusts domestic finished oil prices by modifying the retail price cap for gasoline and diesel in all provinces, autonomous regions, and directly administered municipalities. Thereafter, the administrative authorities at the provincial level adjust the wholesale price caps from the corresponding retail price caps. Where there are no specific contractual arrangements for a supplier’s delivery to a retailer, the wholesale price caps may be further deducted to take into account the retailer’s transportation cost among other expenses.

The Price Measures stipulate that the domestic finished oil prices shall be calculated according to the normal profit rate for refiners when the crude oil price on the international market is lower than $80 per barrel. When the international crude oil market price exceeds $130 per barrel, the NDRC will adopt certain fiscal and tax policies to ensure the continuing production and supply of refined oil products. Further, gasoline and diesel prices will only be increased slightly (if at all) in consideration of manufacturers and consumers, as well as the stability of the national economy.

The exact formula for calculating finished oil prices domestically has not been published. However, the NDRC has stated that such formula is based on the weighted average of the international market prices, together with the average domestic processing costs, taxes, fees incurred in distribution channels, and suitable profits for refiners. Moreover, the NDRC adjusts the cost index seasonally in accordance with the actual situation with respect to prices.

Environmental Protection

The relevant PRC governmental authorities set national and local environmental protection standards, as well as examine and issue approvals on environmental aspects of different stages of various projects. We are required to file an environmental impact statement, or in some cases, an environmental impact assessment outline, to obtain such approvals. The filing must demonstrate that the project in question conforms to applicable environmental standards. Generally speaking, environmental protection bureaus will issue approvals and permits for projects using modern pollution control measurement technology.

The PRC national and local environmental laws and regulations impose fees for the discharge of waste substances above prescribed levels, require the payment of fines for serious violations and provide that the PRC national and local governments may, at their own discretion, close or suspend any facility which fails to comply with orders requiring it to cease or improve operations causing environmental damage.

In accordance with the requirements of the environmental protection laws of the PRC, we have installed the necessary environmental protection equipment, adopted advanced environmental protection technologies, established responsibility systems for environmental protection, and reported to and registered with the relevant local environmental protection department.

Dangerous Chemicals

PRC laws and regulations on dangerous chemicals require that a Dangerous Chemical Distribution License, or the DCD License, be obtained for all companies that handle and transport dangerous chemicals.

Foreign-invested Enterprises Engaging in Oil-related Businesses

Under the Catalogue of Industries for Guiding Foreign Investment, jointly promulgated by the MOFCOM and the NDRC on October 31, 2007 and effective as of December 1, 2007, each of the following falls within the restricted category for foreign investment: wholesale of oil products, the construction and operation of gas stations, and the production of liquid bio-fuels (i.e., fuel ethanol, biodiesel). Foreign investors can only engage in commercial activities involving liquid bio-fuels or retail distribution of finished oil (where the foreign investor possesses 30 or more gas stations or where it sells different brands of oil through different distributors) through a joint venture with a Chinese partner, and the Chinese partner must hold a controlling interest in the joint venture. As a result of these restrictions, all of our business operations are conducted by a domestic entity, Taiyuan Longwei Economy & Trading Co., Ltd.

Corporate Structure

The Company began operations in July 1995 in the PRC.  We were incorporated under the laws of the State of Colorado on March 17, 2000 as Tabatha II, Inc.  On October 12, 2007, we changed our name to Longwei Petroleum Investment Holding Limited. On October 16, 2007, we entered into a Share Exchange Agreement and agreed to issue 69,000,000 shares of our common stock in exchange for 100% of the outstanding ownership units of Longwei Petroleum Investment Holding Limited (Longwei BVI), a British Virgin Islands entity.  This transaction was accounted for as a reverse acquisition. Longwei Petroleum Investment Holding Limited, formerly known as Tabatha II, Inc., did not have any operations and majority-voting control was transferred to Longwei BVI.  The transaction required a recapitalization of Longwei BVI. Since Longwei BVI acquired a controlling voting interest, it was deemed the accounting acquirer, while Longwei Petroleum Investment Holding Limited (formerly Tabatha II, Inc.) was deemed the legal acquirer.

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

Foreign Currency Translation Adjustment

Our operating subsidiaries purchase all products and render services in the PRC, and receive payment from customers in the PRC using RMB as the functional currency.  All of our customers and suppliers are located in the PRC. While our reporting currency is the US Dollar, all of our consolidated revenues and the majority of consolidated operating costs and expenses are denominated in RMB. Substantially all of our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US Dollars and RMB. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

We incurred a foreign currency translation adjustment of $2,300,232 for the year ended June 30, 2010, as compared with the foreign currency translation adjustment of $1,371,603 for the year ended June 30, 2009.   On July 21, 2005, China reformed its foreign currency exchange policy, revalued the RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar. We implemented exchange rates in translating RMB into US dollars in our financial statements for years ended June 30, 2010 and 2009, respectively.  Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates for the periods presented and shareholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign currency translation adjustment to other comprehensive income, a component of stockholders’ equity.  If the RMB appreciates against the U.S. dollar, revenue and expenses would be higher than they would have been if there were no fluctuations in the currencies.  Conversely, if the RMB depreciates against the US dollar, revenue and expenses would be lower than they would have been if there were no fluctuations in the currencies.

Taxation, Fees and Royalties

Companies which operate petroleum and petrochemical businesses in China are subject to a variety of taxes, fees and royalties.  Starting from January 1, 2008, the general enterprise income tax rate imposed on entities, other than certain enterprises defined in the new Enterprise Income Tax Law of the PRC, shall be 25%.

 Seasonality

Our business is relatively stable and predictable and is not subject to changes in seasonality.

Employees

We currently have 75 employees, including our managers and officers. We expect that additional sales and material handling personnel will be required as the business expands.  Our employees are interviewed and hired by our human resource department. We enter into employment agreements with terms of one to three years with employees at managerial and technical positions and short-term employment agreements with part-time or temporary employees such as transportation employees. We believe that our relationship with our employees is good.  Management expects that our access to reasonably priced and competent labor will continue into the foreseeable future.  Our employees are not represented by any union.

Environmental Matters

We believe that we are in compliance with present environmental protection requirements in all material respects. Our distribution processes generate noise, waste water, gaseous wastes, petrochemical wastes, and other industrial wastes. We have installed various types of anti-pollution equipment in our facilities to reduce, treat, and where feasible, recycle the wastes generated in our business. Our operations are subject to regulation and periodic monitoring by local environmental protection authorities.

Legal Proceedings

Other than routine litigation arising in the ordinary course of business that we do not expect, individually or in the aggregate, to have a material adverse effect on us, there is no currently pending legal proceeding and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

Corporate Information

Our principal executive office is No. 30 Guanghau Avenue, Wan Bailin District, Taiyuan City, Shanxi Province, China, PC 030024.  Our main telephone number is (1) 727-641-1357 and our facsimile number is (1) 727-231-0944.

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

Risks Related to Business Operations

We may be unable to manage our growth.

We are planning for rapid growth and intend to aggressively expand operations. The growth in the size and geographic range of our business will place significant demands on management and our operating systems. Our ability to manage growth effectively will depend on our ability to attract additional management personnel; to develop and improve operating systems; to hire, train, and manage an employee base; and to maintain adequate service capacity. Additionally, the proposed expansion of operations may require hiring additional management personnel to oversee procurement duties. We will also be required to rapidly expand operating systems and processes in order to support the projected increase in product demand. There can be no assurance that we will be able to effectively manage growth and build the infrastructure necessary to achieve growth as management has forecasted.

The strategy of acquiring complementary businesses and assets may fail which could reduce our ability to compete for customers.

As part of our business strategy, we have pursued, and intend to continue to pursue, selective strategic acquisitions of businesses, assets and technologies that complement our existing business. We intend to make other acquisitions in the future if suitable opportunities arise. Acquisitions involve uncertainties and risks, including:

•	potential ongoing financial obligations and unforeseen or hidden liabilities;
•	failure to achieve the intended objectives, benefits or revenue-enhancing opportunities;
•	costs and difficulties of integrating acquired businesses and managing a larger business; and
•	diversion of resources and management attention.

The failure to address these risks successfully may have a material adverse effect on our financial condition and results of operations. Any such acquisition may require a significant amount of capital investment, which would decrease the amount of cash available for working capital or capital expenditures. In addition, if we use our equity securities to pay for acquisitions, we may dilute the value of your shares. If we borrow funds to finance acquisitions, such debt instruments may contain restrictive covenants that could, among other things, restrict us from distributing dividends. Such acquisitions may also generate significant amortization expense related to intangible assets.

We depend on our key executives, and our business and growth may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our key executives. In particular, we are highly dependent upon Mr. Cai Yongjun, our chairman and chief executive officer, who has established relationships within the industries we operate. If we lose the services of one or more of our current management, we may not be able to replace them readily, if at all, with suitable or qualified candidates, and may incur additional expenses to recruit and retain new officers with industry experience similar to our current officers, which could severely disrupt our business and growth. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our suppliers or customers. Furthermore, as we expect to continue to expand our operations and develop new products, we will need to continue attracting and retaining experienced management and key research and development personnel.

Competition for qualified candidates could cause us to offer higher compensation and other benefits in order to attract and retain them, which could have a material adverse effect on our financial condition and results of operations. We may also be unable to attract or retain the personnel necessary to achieve our business objectives, and any failure in this regard could severely disrupt our business and growth.

The current economic and credit environment could have an adverse effect on demand for certain of our products and services, which would in turn have a negative impact on our results of operations, our cash flows, our financial condition, our ability to borrow and our stock price.

Since late 2008, global market and economic conditions have been disrupted and volatile. Concerns over increased energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to this increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a global recession.

It is difficult to predict how long the current economic conditions will persist, whether they will deteriorate further, and which of our products, if not all of them, will be adversely affected. As a result, these conditions could adversely affect our financial condition and results of operations.

Our business will suffer if we cannot obtain, maintain or renew necessary permits or licenses.

All PRC enterprises engaging in the sale of finished oil products are required to obtain from various PRC governmental authorities certain permits and licenses, including, without limitation, the Certificate for Wholesale Distribution of Finished Oil and the Dangerous Chemical Distribution License. We have obtained permits and licenses required for the distribution of finished oil. Failure to obtain all necessary approvals/permits may subject us to various penalties, such as fines or being required to vacate from the facilities where we currently operate our business.

These permits and licenses are subject to periodic renewal and/or reassessment by the relevant PRC government authorities and the standards of compliance required in relation thereto may from time to time be subject to change. We intend to apply for renewal and/or reassessment of such permits and licenses when required by applicable laws and regulations, however, we cannot assure you that we can obtain, maintain or renew the permits and licenses or accomplish the reassessment of such permits and licenses in a timely manner. Any changes in compliance standards, or any new laws or regulations that may prohibit or render it more restrictive for us to conduct our business or increase our compliance costs may adversely affect our operations or profitability. Any failure by us to obtain, maintain or renew the licenses permits and approvals may have a material adverse effect on the operation of our business. In addition, we may not be able to carry on business without such permits and licenses being renewed and/or reassessed.

Power shortages, natural disasters, terrorist acts or other events could disrupt our operations and have a material adverse effect on our business, financial position or results of operations.

Our business could be materially and adversely affected by power shortages, natural disasters, terrorist attacks or other disruptive events in the PRC. For example, in early 2008, parts of the PRC were affected by severe snow storms that significantly impacted public transportation systems and the power supply in those areas. In May 2008, Sichuan Province in the PRC suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties. The May 2008 Sichuan earthquake had a material adverse effect on the general economic conditions in the areas affected by the earthquake and severely affected the transportation systems in those areas. Any future natural disasters, terrorist attacks or other disruptive events in the PRC could cause a reduction in usage of or other severe disruptions to, public transportation systems and could have a material adverse effect on our business, financial position or results of operations.

If we require additional financing, we may not be able to find such financing on satisfactory terms or at all.

Our capital requirements may be accelerated as a result of many factors, including timing of development activities, underestimates of budget items, unanticipated expenses or capital expenditures, future product opportunities with collaborators and future business combinations. Consequently, we may need to seek additional debt or equity financing, which may not be available on favorable terms, if at all, and which may be dilutive to our stockholders.

We may seek to raise additional capital through public or private equity offerings or debt financings. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional capital by issuing debt securities, we may incur substantial interest obligations, may be required to pledge assets as security for the debt and may be constrained by restrictive financial and/or operational covenants. Debt financing would also be superior to our stockholders’ interest in bankruptcy or liquidation.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

We currently consume a large amount of refined diesel and gasoline. While we try to adjust the sales price of the products to track international crude oil price fluctuations, our ability to pass on the increased cost resulting in diesel and gasoline price increases to our customers is dependent on international and domestic market conditions as well as the PRC government’s price control over refined petroleum products. For example, the international crude oil price reached its historically high level in July 2008, but we were not able to effectively pass the increased cost to our customers. Although the current price-setting mechanism for refined petroleum products in China allows the PRC government to adjust price in the PRC market when the average international crude oil price fluctuates beyond certain levels within a certain time period, the PRC government still retains discretion as to whether or when to adjust the refined petroleum products price. The PRC government will exercise certain price controls over refined petroleum products once international crude oil price experiences sustained growth or becomes significantly volatile. As a result, our results of operations and financial condition may be materially and adversely affected by the fluctuation of crude oil and refined petroleum product prices. Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control, such as the price of crude oil. For these reasons, comparing operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of future performance. Quarterly and annual revenues, costs and expenses as a percentage of our revenues may be significantly different from our historical or projected rates. Operating results in future quarters may fall below expectations. Any of these events could cause the price of our common stock to fall.

We rely heavily on outside suppliers for products derived from crude oil and other raw materials, and may even experience disruption of our ability to obtain products refined from crude oil and other raw materials.

We purchase a significant portion of our products from outside suppliers located in different provinces within the PRC. We are also aware that a large portion of our products originated in other countries.  We are subject to the political, geographical and economic risks associated with these other provinces and perhaps even the countries where the products have originated. If one or more of our material supply contracts were terminated or disrupted due to any natural disasters or political events, it is possible that we would not be able to find sufficient alternative sources of supply in a timely manner or on commercially reasonable terms. As a result, our business and financial condition would be materially and adversely affected.

Our business faces operation risks and natural disasters that may cause significant property damages, personal injuries and interruption of operations, and we may not have sufficient insurance coverage for all potential financial losses incurred.

Transporting petroleum products involves a number of operating hazards.  Significant operating hazards and natural disasters may cause interruption to business operations, property or environmental damages as well as personal injuries, and each of these incidents could have a material adverse effect on our financial condition and results of operations.

We do not yet maintain insurance coverage on our property, plant, equipment and inventory. However, preventative measures such as insurance may not be effective in any event and if we should acquire insurance coverage it may not be sufficient to cover all the financial losses caused by operation risks and potential natural disasters, among other risks. Losses incurred or payments required to be made by us due to operating hazards or natural disasters, which are not fully insured, may have a material adverse effect on our financial condition and results of operations.

We are dependent on third parties to transport our products, so their failure to transport the products could adversely affect our earnings, sales and geographic market.

We use third parties for the vast majority of our shipping and transportation needs. If these parties fail to deliver products in a timely fashion, including lack of available trucks or drivers, labor stoppages or if there is an increase in transportation costs, including increased fuel costs, it would have a material adverse effect on our earnings and could reduce our sales and geographic market.

We have limited business insurance coverage and potential liabilities could exceed our ability to pay them.

The insurance industry in the PRC is still at an early stage of development. Insurance companies in the PRC offer limited business insurance products. We do not have any business liability or disruption insurance coverage for our operations in the PRC. Any business disruption, litigation or natural disaster may result in substantial costs and the diversion of our resources.

 Risks Related to Corporate Governance and Common Stock

Our common stock is classified as a “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00.  Our common stock will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

We are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our Common Stock, which in all likelihood would make it difficult for the Company’s stockholders to sell their securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker or dealer made the suitability determination, and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.
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

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our common stock is subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their common stock.

The market for penny stock has experienced numerous frauds and abuses which could adversely impact subscribers of our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We believe that many of these abuses have occurred with respect to the promotion of low price stock companies that lacked experienced management, adequate financial resources, an adequate business plan and/or marketable and successful business or product.

We are controlled by the officers and directors of the Company.

Our officers, directors and principal stockholders and their affiliates own or control a majority of our outstanding common stock. As a result, these stockholders, if acting together, would be able to effectively control matters requiring approval by our stockholders, including the election of our Board of Directors.

Our certificate of incorporation limits the liability of members of the Board of Directors.

Our certificate of incorporation limits the personal liability of the director of the Company for monetary damages for breach of fiduciary duty as a director, subject to certain exceptions, to the fullest extent allowed. We are organized under Colorado law. Accordingly, except in limited circumstances, our directors will not be liable to our stockholders for breach of their fiduciary duties.

Provisions of our certificate of incorporation, bylaws and Colorado corporate law have anti-takeover effects.

Some provisions in our certificate of incorporation and bylaws could delay or prevent a change in control of us, even if that change might be beneficial to our stockholders. Our certificate of incorporation and bylaws contain provisions that might make acquiring control of us difficult, including provisions limiting rights to call special meetings of stockholders and regulating the ability of our stockholders to nominate directors for election at annual meetings of our stockholders. In addition, our board of directors has the authority, without further approval of our stockholders, to issue common stock having such rights, preferences and privileges as the board of directors may determine. Any such issuance of common stock could, under some circumstances, have the effect of delaying or preventing a change in control of us and might adversely affect the rights of holders of common stock.

In addition, we are subject to Colorado statutes regulating business combinations, takeovers and control share acquisitions, which might also hinder or delay a change in control of us. Anti-takeover provisions in our certificate of incorporation and bylaws, anti-takeover provisions that could be included in the common stock when issued and the Colorado statutes regulating business combinations, takeovers and control share acquisitions can depress the market price of our securities and can limit the stockholders’ ability to receive a premium on their shares by discouraging takeover and tender offer bids, even if such events could be viewed by our shareholders or others as beneficial transactions.

Our internal financial reporting procedures are still being developed. During the fiscal year ending June 30, 2011, the Company will need to allocate significant resources to meet applicable internal financial reporting standards.

We have adopted disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to management, including principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We are taking steps to develop and adopt appropriate disclosure controls and procedures.

These efforts require significant time and resources. If we are unable to establish appropriate internal financial reporting controls and procedures, our reported financial information may be inaccurate and we will encounter difficulties in the audit or review of our consolidated financial statements by our independent auditors, which in turn may have material adverse effects on our ability to prepare consolidated financial statements in accordance with generally accepted accounting principles in the United States of America and to comply with SEC reporting obligations.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes Oxley Act of 2002 could prevent us from producing reliable financial reports or identifying fraud. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude the Company from accomplishing these critical functions. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, in connection with, Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5 (“AS 5”) which requires annual management assessments of the effectiveness of our internal controls over financial reporting.  Although we intend to augment our internal control procedures and expand our accounting staff, there is no guarantee that this effort will be adequate.

During the course of testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404 and AS5. In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain effective internal controls could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

Shareholders may have difficulty trading and obtaining quotations for our common stock.

Our common stock may not be actively traded, and the bid and ask prices for our common stock on the NYSE-Amex may fluctuate widely. As a result, shareholders may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

The market price of our common stock may, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

●
dilution caused by the issuance of additional shares of common stock and other forms of equity securities in connection with future capital financings to fund business operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

●	announcements of new acquisitions or other business initiatives by the Company’s competitors;
●	our ability to take advantage of new acquisitions or other business initiatives;
●	fluctuations in revenue from our petroleum products;
●	changes in the market for petroleum products and/or in the capital markets generally;
●	changes in the demand for petroleum products, including changes resulting from the introduction or expansion of new petroleum products;
●	quarterly variations in our revenues and operating expenses;
●	changes in the valuation of similarly situated companies, both in our industry and in other industries;
●	changes in analysts’ estimates affecting us, our competitors and/or our industry;
●	changes in the accounting methods used in or otherwise affecting our industry;
●	additions and departures of key personnel;
●	announcements of technological innovations or new products available to our industry;
●	announcements by relevant governments pertaining to incentives for biodegradable product development programs;
●	fluctuations in interest rates and the availability of capital in the capital markets; and
●	significant sales of our common stock, including sales by the investors following registration of the shares of common stock issued in future offerings by us.
These and other factors are largely beyond our control, and the impact of these risks, singularly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

Our operating results may fluctuate significantly, and these fluctuations may cause our stock price to decline.

Operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, expenses that we incur, and other factors. If results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

We are required to pay dividends under certain recent financing arrangements but otherwise we do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends payable to common stock shareholders for the foreseeable future.  We anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in our common stock.

Risks Related to the Company’s Corporate Structure

PRC laws and regulations governing our business and the validity of certain contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions which could result in significant disruptions to our operations and/or our ability to generate revenues.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with our vendors and customers. We are considered a foreign person or foreign enterprise under PRC law.  These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our business. We cannot assure our shareholders that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Doing Business in China

Governmental control of currency conversion may affect the value of your investment.

 The PRC government imposes controls on the convertibility of Renminbi (“RMB”) into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our cash receipts are primarily derived from cash transfers from our PRC subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entities to remit sufficient foreign currency to pay cash or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders, including holders of our common stock.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could limit the ability of our PRC subsidiaries to distribute dividends or otherwise adversely affect the implementation of our acquisition strategy.

The PRC State Administration of Foreign Exchange (“SAFE”), issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company’s assets or equity interests to foreign entities, such as us, for equity interests or assets of the foreign entities.

In April 2005, SAFE issued another public notice clarifying the January notice. In accordance with the April notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents had been confirmed by a Foreign Investment Enterprise Certificate prior to the issuance of the January notice, each of the PRC residents is required to submit a registration form to the local SAFE branch to register his or her respective ownership interests in the offshore company. The SAFE notices do not specify the timeframe during which such registration must be completed. The PRC resident must also amend such registration form if there is a material event affecting the offshore company, such as, among other things, a change to share capital, a transfer of stock, or if such company is involved in a merger and an acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations. We have notified our shareholders who are PRC residents to register with the local SAFE branch as required under the SAFE notices. However, we cannot provide any assurances that all of our shareholders who are PRC residents will comply with our request to make or obtain any applicable registrations or approvals required by these SAFE notices. The failure or inability of our  PRC resident shareholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our PRC subsidiaries’ ability to distribute dividends to us.

As it is uncertain how the SAFE notices will be interpreted or implemented, it is difficult to predict how these regulations will affect our business operations or future strategy. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our results of operations and financial condition. In addition, if we decide to acquire a PRC company, we cannot assure our shareholders or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE notices. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Fluctuation in the value of the RMB may have a material adverse effect on your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. Our revenues and costs are denominated in RMB. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our RMB denominated financial assets into U.S. Dollars, as the U.S. Dollar is our reporting currency.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents, if applied to us, may subject the PRC resident shareholders of us or our parent company to personal liability and limit our ability to acquire. PRC companies or to inject capital into our PRC subsidiary, limit our PRC subsidiary's ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005 SAFE issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE notice, which requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an "offshore special purpose company," for the purpose of overseas equity financing involving onshore assets or equity interests held by them.  In addition any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC shareholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions. After the SAFE notice, an implementation rule on the SAFE notice was issued on May 29, 2007 which provides for implementation guidance and supplements the procedures as provided in the SAFE notice.

Due to lack of official interpretation of SAFE notice and implementation rules, some of the terms and provisions in the SAFE remain unclear and implementation by central SAFE and local SAFE branches of the SAFE notice has been inconsistent since its adoption.  Based on the advice of our PRC counsel and after consultation with relevant SAFE officials, we believe the PRC resident shareholders of our parent company, Longwei Petroleum Investment Holdings Limited, were required to complete their respective SAFE registrations pursuant to the SAFE notice.  Moreover, because of uncertainty over how the SAFE notice and its implementation rules will be interpreted and implemented, and how or whether SAFE notice and implementation rules will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE notice by our or our parent company's PRC resident beneficial holders. In addition, such PRC residents may not always complete the necessary registration procedures required by the SAFE notice.  We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our or our parent company's PRC resident beneficial holders or future PRC resident shareholders to comply with the SAFE notice, if SAFE requires it, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary's ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

Taiyuan, Shanxi

The Company’s headquarters are located at its operations at No.30 Guanghua Street, Xiaojingyu Xiang, Wanbailin District, Taiyuan City, Shanxi Province, Shanxi, China 030024.  This facility has a total of 14 storage tanks with a capacity to store approximately 50,000 metric tons of Products.  We maintain delivery and distribution platforms, including a dedicated rail spur and a vehicle loading and unloading fuel depot station at this facility.  The Company owns and maintains all assets at this facility.  All of our revenues earned during the year ended June 30, 2009 were earned through this facility. The revenue contribution from this facility for the year ended June 30, 2010 was approximately $269 million.

Gujiao, Shanxi

In July, 2007 the Company made an initial deposit of approximately $9.2 million on a $30.0 million purchase contract with Shanxi Heitan Zhingyou Petrochemical Co., Ltd. for a second facility in Gujiao.  The Company acquired control of the facility on January 22, 2009 and on June 30, 2009, the Company made the final payment on the purchase contract for approximately $7.1 million.  The Company retrofitted the existing storage tanks and built a new office and customer service center at the location.  The Gujiao Facility has a total of 8 storage tanks with a capacity to store approximately 70,000 metric tons of our Products. We also have 4 tar storage tanks with a capacity of 40,000 metric tons.  We will maintain delivery and distribution platforms, including a dedicated rail spur and a vehicle loading and unloading station at this facility.  The Company owns and maintains all assets at this facility.  The revenue contribution from this facility for the year ended June 30, 2010 was approximately $74 million.

ITEM 3. DESCRIPTION OF LEGAL PROCEEDINGS

There is no pending litigation against us.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

The Company’s common stock has been quoted on the OTC Bulletin Board under the symbol "LPIH” from November 13, 2008 through June 21, 2010.  Beginning June 22, 2010 the Company’s common stock has been quoted on the NYSE Amex under the symbol “LPH.”  The following table sets forth the range of quarterly high and sales prices of the common stock as reported for the periods indicated:

	Sales Price
Year Ended June 30, 2009	High	Low
First quarter ended September 30, 2008	$--	$--
Second quarter ended December 31, 2008	$2.40	$0.20
Third quarter ended March 31, 2009	$0.51	$0.21
Fourth quarter ended June 30, 2009	$1.34	$0.27

	Sales Price
Year Ended June 30, 2010	High	Low
First quarter ended September 30, 2009	$1.69	$0.85
Second quarter ended December 31, 2009	$2.50	$1.32
Third quarter ended March 31, 2010	$3.28	$2.15
Fourth quarter ended June 30, 2010	$3.10	$1.84

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

 As of April 10, 2010, had 3,395 shareholders with at least one round lot of 100 common shares or more.  As of September 28, 2010, we had 38 shareholders of record.

DESCRIPTION OF SECURITIES

Common Stock

We are authorized to issue 500,000,000 shares of common stock, no par value per share.  As of September 27, 2010 there were 93,256,266 common shares issued and outstanding.

The holders of our common stock have equal ratable rights to dividends from funds legally available if and when declared by the Company’s board of directors and are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs. Our common stock does not provide the right to a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stock holders are entitled to one non-cumulative vote per share on all matters on which shareholders may vote.

All shares of common stock now outstanding are fully paid for and non-assessable.  Our Articles of Incorporation, Bylaws and the applicable statutes of the State of Colorado for a more complete description of the rights and liabilities of holders of the Company’s securities.  All material terms of our common stock have been addressed in this section.

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of the Company’s directors.

Preferred Stock

We are authorized to issue 100,000,000 shares of preferred stock, no par value per share.  The terms of the preferred shares are at the discretion of the board of directors.  On October 29, 2009, the Company designated 14,000,000 shares of preferred stock as Series A Preferred Stock.  As of September 27, 2010, 6,320,492 shares of Series A Preferred Stock were issued and outstanding.

The Series A Preferred Stock is convertible into shares of our common stock based on a one to one conversion ratio, at an initial conversion price of $1.10 per share, subject to adjustment.  The holders of our Series A Preferred Stock do not have voting rights except as required by Colorado law.  In addition, so long as any shares of Series A Preferred Stock are outstanding, we cannot, without the written consent of the holders of 75% of the then outstanding Series A Preferred Stock: (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend this Certificate, (ii) authorize or create any class of stock ranking as to dividends or distribution of assets upon a Liquidation (as defined in the certificate of designation) senior to or otherwise pari passu with the Series A Preferred Stock, or any series of preferred stock possessing greater voting rights or the right to convert at a more favorable price than the Series A Preferred Stock, (iii) amend our certificate of incorporation or other charter documents in breach of any of the provisions hereof, (iv) increase the authorized number of shares of Series A Preferred Stock or the number of authorized shares of Preferred Stock, or (v) enter into any agreement with respect to the foregoing.  In the event of the liquidation, dissolution or winding up of the Company, The holders of our Series A Preferred Stock shall be entitled to be paid out of the assets of the Company available therefore, an amount in cash equal to $1.10 per share of Series A Preferred Stock plus accrued and unpaid dividends.  No distribution shall be made on any junior securities by reason of any liquidation of the Company unless each holder of Series A Preferred Stock shall have received all amounts in full to which such holder shall be entitled. The Series A Preferred Stock holders shall be entitled to receive dividends payable at the rate of 6% of the liquidation price of each share of Series A Preferred Stock, which is defined as $1.10, payable quarterly.  The Series A Preferred Stock also contains limitations on exercise, including the limitation that the holders may not convert their shares to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.9% of the Company’s outstanding shares of common stock.

Dividends

The Company has not paid any cash dividends to common stock shareholders.  We are required to pay dividends on a quarterly basis to the holders of our outstanding Series A Preferred Stock.  The declaration of any future cash dividends is at the discretion of the Company’s board of directors and depends  upon the Company’s earnings, if any, the Company’s capital requirements and financial position, the Company’s general economic conditions, and other pertinent conditions.  It is the Company’s present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in the Company’s business operations.

Warrants

As of September 28, 2010, there are 14,849,201 outstanding warrants to purchase shares of the Company’s common stock at $2.255 per common share.

Options

As of September 28, 2010, there are no options to purchase the Company’s securities issued or outstanding.

Transfer Agent

Our transfer agent is Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209.

Recent Sales of Unregistered Securities

On September 3, 2008, we issued a total of 1,200,000 shares of common stock to four entities in accordance with a settlement agreement dated May 27, 2008 for failure to timely register common stock underlying convertible debt issued to four entities on December 18, 2007.  An additional 5,000 shares of common stock were issued to a law firm for legal services provided in connection with the settlement agreement. Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On February 9, 2009, we issued 15,000 shares of common stock to an entity for marketing services to be provided over a three month term.  Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On April 9, 2009, we entered into an agreement whereby we agreed that upon certain contingent events, we would issue 1,900,000 shares of common stock to an entity for marketing and investor relations services to be provided over a six month term.  The contingent events were met in May and June 2009, respectively.  Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

During May 2009, the holders of our convertible debt issued on December 18, 2007 agreed to convert a total of $436,000 of convertible debt, including $1,000 of accrued interest on the convertible debt, to 622,857 shares of common stock.  Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On June 12, 2009, we entered into four separate consulting agreements whereby we agreed to issue an aggregate of 1,909,967 shares of common stock to four individuals for consulting services previously rendered.  Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On June 30, 2009, the Company entered into a consulting agreement whereby the Company agreed to issue 25,000 shares of common stock valued at $24,750 to then Chief Financial Officer as partial compensation pursuant to the terms of the consulting agreement.  The consulting agreement is effective on July 1, 2009 for a three month term. The stock award was amortized over the three month term ending September 30, 2009. Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

During June 2009, the holders of our convertible debt issued on December 18, 2007 agreed to convert a total of $865,000 of convertible debt to 1,235,714 shares of common stock.  Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933. Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On July 16, 2009, the Company completed a private placement with four investors and issued an aggregate of 158,484 shares of common stock for $76,000. These shares had been deemed issued and the stock subscription recorded at June 30, 2009. Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

During July 2009, the Company issued 25,000 shares of common stock valued at $18,000 for services related to the Company's business. Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On August 18, 2009, a holder of Class A Common Stock Purchase Warrants elected to exercise 357,143 stock warrants on a cashless basis. The Company issued 184,729 shares of common stock in accordance with the exercise notice. Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

During August 2009, the holders of the Convertible Debt issued on December 18, 2007 agreed to convert a total of $527,338 of convertible debt to 753,340 shares of common stock. Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On October 19, 2010, the holder of the Convertible Debt issued on December 18, 2007 agreed to convert a total of $46,621 of convertible debt to 46,621 shares of common stock. Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On October 26, 2009, the holders of Class A Common Stock Purchase Warrants elected to exercise 785,714 stock warrants on a cashless basis.  A total of 536,054 shares of common stock were issued to the holders upon exercise. Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On October 26, 2009, the Company agreed to a new agreement with its former Chief Financial Officer. The agreement was for a term of twelve months.  Under the terms of the agreement, the former Chief Financial Officer was to be compensated approximately $10,000 per month. He also received a share award of 100,000 shares of common stock valued at $214,000;  25,000 shares of which were immediately vested and 75,000 shares of which were subject to a vesting schedule over twelve months. Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On October 29, 2009, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company issued and sold an aggregate of 13,499,274 of its newly designated Series A Convertible Preferred Stock and warrants to purchase an aggregate of 13,499,274 shares of the Company’s common stock for an aggregate purchase price of $14,849,201.  National Securities Corporation acted as the lead placement agent on the private placement and was awarded 1,349,927 Warrants to purchase common stock under the same terms as the Investors.

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

Additionally, as further consideration for the transaction, the Company, along with the Investors, entered into a make good escrow agreement, or the Make Good Escrow Agreement with certain insiders of the Company who placed an aggregate of 13,499,274   shares of the Company’s common stock into escrow, or the Escrow Shares , to be distributed if certain financial milestones of the Company are not met.  Pursuant to the terms of the Make Good Escrow Agreement, if the After Tax Net Income reported in the Company’s 2010 Annual Report is less than $23,900,000 (subject to certain exclusions), then the Investors shall be entitled to receive on a “pro rata” basis (determined by dividing each Investor’s investment amount by the aggregate of all investment amounts delivered to the Company by the Investors under the Agreement) for no additional consideration.

On October 29, 2009 the Company issued an aggregate of 155,000 shares of common stock valued at $317,750 to four individuals for services related to the Convertible Stock Offering.  Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

During October 2009, the holders of Class B Common Stock Purchase Warrants elected to convert 914,286 warrants on a cashless basis.  The Company issued 602,837 shares of common stock in accordance with the exercise notices. Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

During October and November 2009, the holders of the December 2007 convertible notes elected to convert the outstanding balance of $319,911 in principal and interest on the convertible notes.  A total of approximately 457,023 shares of common stock were issued upon conversion.  Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On December 12, 2009, a holder of Class A Common Stock Purchase Warrants elected to exercise 357,143 stock warrants on a cashless basis. The Company issued 244,105 shares of common stock in accordance with the exercise notice. Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On January 6, 2010 the Company issued an aggregate of  60,000 shares of common stock valued at $111,000 to two individuals for services related to the Company’s business.  Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

During January 2010, the holders of Convertible Preferred Stock elected to convert 600,000 shares of preferred stock into 600,000 shares of common stock.  Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On February 2, 2010, a holder of Class B Common Stock Purchase Warrants elected to exercise 285,714 stock warrants on a cashless basis. The Company issued 216,938 shares of common stock in accordance with the exercise notice. Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On February 13, 2010, the Company entered into a consulting agreement whereby the Company agreed to issue 660,000 shares of common stock valued at $1,564,200 to a consultant as compensation pursuant to the terms of the consulting agreement.  The consulting agreement is effective on the date of the agreement for a two-year term. The stock award was amortized over the twenty-four month term ending February 12, 2011. Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On February 16, 2010, the Company entered into consulting agreements with two independent directors whereby the Company agreed to issue an aggregate of 18,000 shares valued at $45,540 and pay an annual cash fee of $10,000 and $20,000, respectively to each director.  The issuance was accounted for in stock-based compensation during the current year, but the shares were issued subsequent to year end June 30, 2010.

During March 2010, the holders of Convertible Preferred Stock elected to convert 1,765,439 shares of preferred stock into 1,765,439 shares of common stock.  Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

During April 2010, the holders of Convertible Preferred Stock elected to convert 759,091 shares of preferred stock into 759,091 shares of common stock.  Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

During May 2010, the holders of Convertible Preferred Stock elected to convert 3,153,047 shares of preferred stock  into 3,153,047 shares of common stock.  Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

During June 2010, the holders of Convertible Preferred Stock elected to convert 287,424 shares of preferred stock into 287,424 shares of common stock.  Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On June 18, 2010, the Company entered into a consulting agreement with its new Chief Financial Officer.  The agreement is for a twelve month term.  Under the terms of the agreement, the Chief Financial Officer is to be compensated $10,000 per month.  He is also to receive a share award of 60,000 shares of common stock valued at $126,600 under the following terms, 15,000 shares of the Company’s common stock shall vest and be issued on the last day of each calendar quarter for services rendered during that quarter, beginning September 30, 2010.  Since the shares are not issued or do not vest until September 30, 2010, no charge to stock based compensation was recorded for the year ended June 30, 2010.

Equity Compensation Plan Information

The following table sets forth certain information as of June 30, 2010, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	The weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation	None	-	-
Plans approved by
security holders

Equity compensation	None	-	-
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

As of and for the Year Ended June 30,	2010	2009	2008	2007	2006
	(In Thousands, Except per Share Data)
Results of Operations
Net Revenues	$343,249	$196,811	$143,788	$93,762	$93,082
Operating Income	64,411	31,803	32,124	17,717	21,843
Income Before Income Tax Expense	66,957	30,897	30,377	17,906	21,948
Income Tax Expense	(16,709)	(9,120)	(9,662)	(5,911)	(7,245)
Net Income	50,248	21,777	20,715	11,995	14,703
Net Income Attributable to Common Shareholders	41,094	21,777	20,715	11,995	14,703
Basic Earnings Per Common Share	0.48	0.28	0.28	0.17	0.21
Diluted Earnings Per Common Share	$0.39	$0.28	$0.27	$0.17	$0.21
Weighted Average Common Shares Outstanding:
Basic	85,979	76,537	73,341	69,000	69,000
Diluted	105,311	78,524	75,739	69,000	69,000
Financial Position at Year-End
Property and Equipment, net	$43,577	$36,745	$2,637	$2,693	2,901
Total Assets	187,571	120,142	93,468	60,742	53,328
Total and Current Liabilities	9,791	5,219	4,927	2,998	10,062
Shareholders' Equity	$177,780	$114,923	$88,541	$57,744	$43,266

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

•  Critical Accounting Policies and Estimates—a discussion of accounting policies that require significant judgments and estimates

•  New Accounting Pronouncements—a summary and discussion of the Company’s plans for the adoption of relevant new accounting standards.

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

Highlights and Executive Summary

Longwei Petroleum Investment Holding Limited (the “Company”) is an energy company engaged in the wholesale distribution of finished petroleum products in the PRC.  Our oil and gas operations consist of transporting, storage and selling finished petroleum products, entirely in the PRC.  We purchase diesel, gasoline, fuel oil and solvents from various petroleum refineries in the PRC. Our headquarters are located in Taiyuan, Shanxi Province. We have a storage capacity for our Products of 120,000 metric tons located at our fuel depot storage facilities in Taiyuan and in Gujiao, Shanxi, 50,000 metric tons and 70,000 metric tons capacity respectively at each location. The Gujiao facility was acquired in January of 2009 and commenced operations in January of 2010.  We are 1 of 3 licensed intermediaries in Taiyuan and the sole licensed intermediary in Gujiao that operates its own large scale storage tanks. We have the necessary licenses to operate and sell Products not only in Shanxi but throughout the entire PRC.  Our storage tanks have the largest storage capacity of any private enterprise in Shanxi.  We seek to earn profits by selling our Products at competitive prices with timely delivery to coal mining operations, power supply customers, large-scale gas stations and small, independent gas stations. We also earn revenue under an agency fee by acting as a purchasing agent for other intermediaries in Shanxi, and through limited sales of diesel and gasoline at two retail gas stations, each located at our facilities. The sales price and the cost basis of our products is largely dependent on regulations and price control measures instituted and controlled by the PRC government as well as the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond our control.

We were incorporated under the laws of the State of Colorado on March 17, 2000 as Tabatha II, Inc.  On October 12, 2007, we changed our name to Longwei Petroleum Investment Holding Limited.

For the year ended June 30, 2010, we reported revenues of approximately $343.2 million, an increase of 74% from revenues of approximately $196.8 million reported for the year ended June 30, 2009.  We continue to expand our customer base and distribution platform.

Results of Operations

The following tables set forth key components of the Company’s results of operations for the years ended June 30, 2010 and 2009, respectively.

For the Year Ended June 30, 2010 Compared to the Year Ended June 30, 2009

(In Thousands, Except per Share Data)	2010	2009
Revenues	$343,249	$196,811
Costs of Revenues	274,002	157,341
Gross Profit	69,247	39,740
Operating Expenses	4,836	7,667
Operating Income	64,411	31,803
Derivative Income (Expense)	2,581	(637)
Interest Income (Expense)	(35)	(269)
Income Before Taxes	66,957	30,897
Provision for Income Taxes	(16,709)	(9,120)
Net Income	50,248	21,777
Foreign Currency Translation Adjustment	2,301	(1,372)
Comprehensive Income	52,549	20,405
Net Income	50,248	21,711
Preferred Stock Dividends	(510)	-
Preferred Stock Deemed Dividends	(8,644)	-
Net Income Attributable to Common Shareholders	$41,094	$21,777
Basic Earnings Per Share	$0.48	$0.28
Diluted Earnings Per Share	$0.39	$0.28

All figures below are “in thousands”

Revenues

Revenues increased by $146,438 or 74% from $196,811 for the year ended June 30, 2009 to $343,249 for the year ended June 30, 2010. Our sales growth during the period resulted from the following:

(1) New customer contracts and organic growth within our existing customer base due to solid domestic petroleum demand from both industrial and consumer customers.

(2) In January 2010, we commenced operations at our Gujiao facility, which generated approximately $74,000 in revenues during the first six months of operations.

(3) The weighted average sales price per metric ton (“mt”) of Product sold increased 2% to $796/mt from $781/mt during the years ended June 30, 2010 and 2009, respectively.

During the year ended June 30, 2010 we experienced strong revenue growth among our industrial customers, which represented 55% of our total revenues, an increase from 45% for the year ended June 30, 2009.  Large-scale gas stations accounted for approximately 35% and 45% of our revenues for the years ended June 30, 2010 and 2009, respectively.  While sales volume to large-scale gas stations was up in 2010 with the growing demand of new automobiles on the roads in the PRC, the percentage of total revenues was down because of the larger volume increase in sales to our industrial customers.  The new Gujiao facility is strategically located to serve a number of our larger industrial customers.  The percentage of sales to small, independent gas stations remained at 10% of our total revenues across the periods during the years ended June 30, 2009 and 2010, respectively.

Our revenues are segmented into two categories between product sales and agency fees.  For product sales we purchase, take physical possession, and sell diesel, gasoline, fuel oil and solvents.  For agency fees we act as a purchasing agent earning a commission by allowing intermediaries to use our licenses to buy directly from the refineries.  During the year ended June 30, 2010, our product sales and agency fees increased $138,787 or 75% from $185,191 to $323,978, and $7,651 or 66% from $11,620 to $19,271, respectively over the year ended June 30, 2009.

Costs of Sales

Costs of sales increased by $116,661 or 59% from $157,341 for the year ended June 30, 2009 to $274,002 for the year ended June 30, 2010.  As a percentage of total revenues our average product cost of sales remained flat at 80% of revenues.  The weighted average cost basis per metric ton of Product we sold increased 5% to $712/mt from $676/mt during the years ended June 30, 2010 and 2009, respectively.

The cost basis of finished petroleum products fluctuates during the year due to the pricing mechanism in place in the PRC.  The price of finished petroleum products is established by a PRC regulatory body under a formula based on the movement of international prices over a look-back period of 22 working days and reset when the price increases or decrease by 4%.  We attempt to manage our costs by utilizing our storage capacity to adjust inventory levels based on the anticipated movement of industry pricing to take advantage of pricing, supply and demand fluctuations within the marketplace.  Our inventory turnover is approximately 30 days to correspond to the 22 working day pricing reset period.  Our supplier advance balance with refineries allows us to lock-in supply so that we can react quickly to purchases based on the timing of the PRC pricing levels adjustments.

Cost of sales per segment during the year ended June 30, 2010 increased for product sales $118,677 or 76% from $155,325 for the year ended June 30, 2009 to $274,002 for the year ended June 30, 2010.  As a percentage of revenues the increase was 1% from 84% to 85% of revenues during the years ended June 30, 2009 compared to June 30, 2010.  This was offset by the decrease in cost of sales associated with agency fees.  For the year ended June 30, 2009 the cost of sales related to agency fees was $2,016 compared to $-0- during the year ended June 30, 2010.  Prior to the year ended June 30, 2010 the Company incurred the cost of transporting the petroleum product under the agency fee arrangement, but has stopped this practice.  Therefore, there are no costs of sales associated with agency fees during year ended June 30, 2010.

 Operating Expenses

Operating expenses for the year ended June 30, 2010 decreased $2,831 or 58% to $4,836 as compared to $7,667 for the year ended June 30, 2009. Operating expenses in 2010 consisted of $696 in stock based compensation, $2,094 in cash payments for consulting and professional fees and $997 in depreciation, among others.  Operating expenses in 2009 consisted of $3,664 in stock based compensation, $627 in cash payments for consulting and professional fees, $1,183 in repairs and maintenance and $392 in depreciation, among others.  We reduced stock based compensation by paying cash for consulting and professional services, primarily in the US parent company.  The Company has no plans to make stock based compensation a normal attribute of its employees and consultants’ contracts but it is likely some stock issuances for compensation will be awarded during the fiscal year ending June 30, 2011 and forward. During 2009 we experienced higher repair and maintenance in our Taiyuan facility to upgrade the operations.  In 2010, we focused on the Gujiao facility and the expenses were capitalized as part of the overall expansion and retrofit of the facility.  Our operating expenses in the PRC increased $171 or 12% from $1,260 during the year ended June 30, 2009 to $1,431 during the year ended June 30, 2010 due primarily to higher legal and professional fees associated with the build out of the Gujiao facility.

Income Before Taxes

Income before taxes for the year ended June 30, 2010 increased $36,065 or 117% to $66,957 as compared to $30,897 for the year ended June 30, 2009 due to the sales growth in product volume. Other income for the year ended June 30, 2010 was $2,546, primarily related to the gain on the derivative warrant liability.  Other expense for the year ended June 30, 2009 was related to debt extinguishment expense of $637, which was the result of a February of 2009 settlement agreement with a group of investors. The net interest income or (expense) was down for the year ended June 30, 2010 to ($35) from ($269) in year ended 2009 because of the reduction in convertible debt.

Net Income

Net income increased by $28,471 or 131% from $21,777 for the year ended June 30, 2009 to $50,248 for the year ended June 30, 20010, due to the reasons set forth above.  For the year ended June 30, 2010 net income attributable to common shareholders reduced net income $9,154 due to cash dividends paid on the preferred stock and the adjustment for the allocation of the fair value of the preferred stock deemed a dividend of $8,644, both related to the October 2009 financing.  For the year ended 2009, we paid no dividends or had additional charges against net income attributable to common shareholders.

Basic and Diluted Earnings per Share

The Company’s net income attributable to common shareholders basic per share earnings were $0.48 and $0.28 for the years ended June 30, 2010 and 2009, respectively.

The Company’s net income attributable to common shareholders diluted per share earnings were $0.39 and $0.28 for the years ended June 30, 2010 and 2009, respectively.  On October 29, 2009 the Company completed a gross financing of $14,849,201, which included dilutive instruments issued as convertible preferred stock, convertible on a 1:1 basis to common shares, and 3-year warrants exercisable at $2.255 per share.  There are currently 21,783,474 convertible preferred stock and warrants outstanding   The Company also had stock awards outstanding at year end June 30, 2010 of 78,000 common shares due to an officer and two directors.

We do not anticipate significant increases in selling, general and administration expenses other than those directly attributed to increases in sales such as marketing and sales commissions and our compliance costs as we implement the requirements of Sarbanes Oxley.

Liquidity and Capital Resources

General

As of June 30, 2010 our current assets increased $60,597 or 73% from $83,397 at year end June 30, 2009 to $143,994 at year end June 30, 2010.  Cash and cash equivalents totaled $10,125 at June 30, 2010.  Overall, we had an increase in cash flows of $2,817 during the year ended June 30, 2010 resulting from $(6,915) of cash used in operating activities, cash used in financing activities of $(7,605), offset by cash provided by investing activities of $17,733.

Our current ratio is approximately 15:1 (current assets to current liabilities) and we have no long term debt as of June 30, 2010.  We have improved our asset turnover ratios during the period from 50 days to 32 days for inventory turnover, and from 49 days to 27 days for accounts receivable turnover during at year ended June 30, 2009 and 2010, respectively.  We have continued to improve our working capital management to enhance our flexibility on inventory management and purchasing capability to react to changes in market prices.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	(In thousands) Year ended June 30,
	2010	2009

Cash at beginning of period	$7,308	$8,633
Net cash provided by operating activities	(6,915)	21,863
Net cash used by investing activities	(7,605)	(21,816)
Net cash provided by financing activities	17,733	-
Effect of exchange rate changes on cash	(396)	(1,372)
Cash at end of period	$10,125	$7,308

Cash Flows from Operating Activities

For the year ended June 30, 2010, net cash used in operations was $(6,915) compared to net cash provided by operations of $21,863 for the year ended June 30, 2009.  The decrease in net cash provided by operations was primarily due the increases of $19,614 in inventory and $38,623 in advances to suppliers.  We increased these balances as our capacity has expanded from 50,000 mt to 120,000 mt during the fiscal year with operations commencing at the Gujiao facility in January of 2010.  Based on the year end June 30, 2010 inventory product mix we have 45,326 mt of Product on-hand or 38% of our total storage capacity of 120,000 mt valued at $33,744.  Our supplier advance balance with refineries allows us to lock-in supply so that we can react quickly to purchases based on the timing of the PRC pricing levels adjustments and adjust our on-hand inventory levels accordingly.

Cash Flows from Investing Activities

For the year ended June 30, 2010, net cash used in investing activities was $(7,605) compared to net cash used in investing activities of $(21,816) for the year ended June 30, 2009.  The decrease in net cash used in investing activities was primarily due lower capital expenditures in the year ended June 30, 2010.  The capital expenditures for the year ended June 30, 2009 included the balance of the acquisition price of $20,800 for control of the Gujiao facility.  During the year ended June 30, 2010 we invested over $7.6 million into the renovation and retrofit of the facility, as well as improvements to our Taiyuan facility.

Cash flows from Financing Activities

For the year ended June 30, 2010, net cash provided by financing activities was $17,733 compared to net cash provided by financing activities of $-0- for the year ended June 30, 2009.  The increase was primarily related to our October 2009 Financing of preferred stock with net proceeds of $13,821 and the conversion of warrants and debt during the year ended June 30, 2010.

Plan of Operations

Based on our current operations, we do not anticipate the purchase or sale of any significant equipment or expect any significant additions to the number of our employees.

We expect to continue to expand our customer base utilizing our existing distribution platform.  Our strategy is to leverage our customer and supplier relationships to develop additional business.  We may also look for opportunities to expand our business that we consider accretive to earnings.

We will continue to operate within our business model, which allows us a competitive advantage by utilizing our large storage capacity to adjust inventory levels based on the anticipated movement of industry pricing and acts as a hedge on pricing levels.  Utilizing our excess storage capacity allows us flexibility to take advantage of pricing, supply and demand fluctuations within the marketplace.  Our supplier advance balance with refineries allows us to lock-in supply so that we can react quickly to purchases based on the timing of the PRC pricing levels adjustments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships that are currently material or reasonably likely to be material to our financial position or results of operations.

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

Warrant Derivative Liability

The Company issued warrants in connection with financing instruments.  The Company analyzed the accounting treatment and classification of the warrants and summarized the effects and conclusions. The Company accounts for the warrants pursuant to FASB ASC Topic 815.

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through June 30, 2010, the Company had not experienced impairment losses on its long-lived assets.

Inventories

Inventories consist of finished petroleum products.  Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.  When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the years ended June 30, 2010 and 2009.

Management has discussed the development and selection of these critical accounting policies with the Board of Directors and the Board has reviewed the disclosures presented above relating to them.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. The Company’s operations are not sensitive to fluctuations in interest rates.

Foreign Exchange Risk

While the Company’s reporting currency is the US Dollar, the Company’s consolidated revenues and consolidated costs and expenses are denominated in RMB. Approximately all of the Company’s assets are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as the Company’s revenues and results of operations may be affected by fluctuations in the exchange rate between US Dollars and RMB. If the RMB depreciates against the US Dollar, the value of the Company’s RMB revenues, earnings and assets as expressed in the Company’s US Dollar financial statements will decline. The Company has not entered into any hedging transactions in an effort to reduce exposure to foreign exchange risk.

Commodity Risk

The risk associated with maintaining large quantities of inventory and amounts on advance to suppliers has the effect of locking in availability and prices the Company pays for fuel well in advance of the time the Company delivers the commodities and establishes customer pricing.  A dip in short-term prices in fuel costs may result in declining profits for the Company, which will affect the Company's ability to purchase future petroleum products and make advances to suppliers, since the Company uses its cash to purchase inventory and increase advances to suppliers. The Company manages exposure in the following ways:

The Company’s storage capacity allows management to adjust inventory levels based on the anticipated movement of industry pricing and acts as a hedge on pricing levels.  Utilizing our excess storage capacity allows us flexibility to take advantage of pricing, supply and demand fluctuations within the marketplace.  The Company’s supplier advance balance with refineries allows us to lock-in supply so that we can react quickly to purchases based on the timing of the PRC pricing levels adjustments.

The PRC pricing level adjustments control the cost basis of finished petroleum products during the year due to petroleum pricing fluctuations in the international markets.  The price of finished petroleum products is established by a PRC regulatory body under a formula based on the movement of international prices over a look-back period of 22 working days and reset when the price increases or decrease by 4%.    The Company’s inventory turnover is approximately 30 days, which allows us to adjust inventory levels based on the anticipated movement of industry pricing to take advantage of pricing, supply and demand fluctuations within the marketplace. When the price of petroleum is anticipated to decline we reduce our stock on-hand of inventory and then buy additional quantities from refineries based on the next anticipated price movement.  Conversely, when prices are anticipated to increase we ramp up purchase from the refineries to lock-in the lower price before the increase adjustment.  Our supplier advance balance with refineries allows us to lock-in supply so that we can react quickly to purchases based on the timing of the PRC pricing levels adjustments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Longwei Petroleum Investment Holding Limited
No.30 Guanghua Street, Xiaojingyu Xiang, Wanbailin District
Taiyuan City, Shanxi Province, China P.C. 030024

We have audited the accompanying consolidated balance sheets of Longwei Petroleum Investment Holding Limited and Subsidiaries (the Company) as of June 30, 2010 and 2009, and the related consolidated statements of operations and other comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Longwei Petroleum Investment Holding Limited and Subsidiaries as of June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
September 28, 2010

Index to Consolidated financial statements

CONSOLIDATED BALANCE SHEETS	F–1

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME	F–2

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	F–3

CONSOLIDATED STATEMENTS OF CASH FLOWS	F–4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2010 AND 2009	F–5

Longwei Petroleum Investment Holding Limited and Subsidiaries
Consolidated Balance Sheets

	As of June 30,
	2010	2009
Assets	(In Thousands)
Current Assets:

Cash	$10,125	$7,308
Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 in 2010 and $0 in 2009	25,837	26,796
Inventories	33,745	13,976
Advances to Suppliers	74,287	35,317

Total Current Assets	143,994	83,397

Property Plant and Equipment, Net	43,577	36,745

Total Assets	$187,571	$120,142

Liabilities and Stockholders' Equity
Current Liabilities:

Accounts Payable	$578	$2,275
Convertible Notes Payable, Net of Discount of $0 and $0	-	800
Warrant Derivative	2,084	-
Taxes Payable	7,129	2,144

Total Current Liabilities	9,791	5,219

Total Liabilities	9,791	5,219

Stockholders' Equity:

Preferred Stock, No Par Value, 100,000,000 Shares Authorized; 6,934,273 and -0- Issued and Outstanding as of June 30, 2010 and 2009	3,172	-
Common Stock, No Par Value; 500,000,000 Shares Authorized; 92,633,485 and 81,852,831 Issued and Outstanding as of June 30, 2010 and 2009	20,887	11,949
Shares to be Issued	-	126
Stock Subscription Receivable	-	(76)
Deferred Stock Based Compensation	(1,238)	(25)
Additional Paid-in Capital	8,644	2,540
Retained Earnings	134,124	90,519
Other Comprehensive Income	12,191	9,890

Total Stockholders' Equity	177,780	114,923

Total Liabilities and Stockholders' Equity	$187,571	$120,142

The accompanying notes to these consolidated financial statements are an integral part of these balance sheets.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Consolidated Statements of Operations and Other Comprehensive Income

	For the Years Ended June 30,
	2010	2009
	(In Thousands, Except Per Share Data)

Net Sales	$343,249	$196,811

Cost of Sales	274,002	157,341

Gross Profit	69,247	39,470

Operating Expenses	4,836	7,667

Operating Income	64,411	31,803

Derivative Income (Expense)	2,581	(637)
Interest Income (Expense)	(35)	(269)

Income Before Income Tax Expense	66,957	30,897

Income Tax Expense	(16,709)	(9,120)

Net Income	50,248	21,777

Foreign Currency Translation Adjustment	2,301	(1,372)

Comprehensive Income	$52,549	$20,405

Net Income	$50,248	$21,777
Preferred Stock Dividends	(510)	-
Preferred Stock Deemed Dividends	(8,644)	-

Net Income Attributable to Common Shareholders	$41,094	$21,777

Earnings per Common Share:
Basic	$0.48	$0.28

Diluted	$0.39	$0.28

Weighted Average Common Shares Outstanding:
Basic	85,979	76,537

Diluted	105,311	78,524

The accompanying notes to consolidated financial statements are an integral part of these statements.

Longwei Petroleum Holding Limitied and Subsidiaries
Consolidated Statement of Changes In Stockholders Equity
(In Thousands)

					Additional	Shares	Deferred Stock	Stock	Other		Total Stockholders'
	Preferred Stock		Common Stock		Paid-In	to be	Based	Subscription	Comprehensive	Retained	Equity
	Shares	Amount	Shares	Amount	Capital	Issued	Compensation	Receivable	Income	Earnings	(Deficit)

Balance, June 30, 2008	-	$-	76,205,000	$7,009	$1,528	-	$-	$-	$11,262	$68,742	$88,541

Issuance of Stock for Conversion of Debt	-	-	1,822,864	1,276	-	25	-	-	-	-	1,301

Issuance of Stock fo Cash	-	-	-	-	-	76	-	(76)	-	-	-

Debt Extinquishment	-	-	-	-	1,012	-	-	-	-	-	1,012

Stock Based Compensation	-	-	3,824,967	3,664	-	25	(25)	-	-	-	3,664

Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	(1,372)	-	(1,372)

Net Income	-	-	-	-	-	-	-	-	-	21,777	21,777

Balance, June 30, 2009	-	-	81,852,831	11,949	2,540	126	(25)	(76)	9,890	90,519	114,923

Cumulative Adjustment - Stock Warrants	-	-	-	(1,528)	(2,540)	-	-	-	-	2,511	(1,557)

Issuance of Stock for Conversion of Debt	-	-	1,272,506	891	-	-	-	-	-	-	891

Issuance of Preferred Stock for Cash	13,499,274	6,175	-	-	-	-	-	-	-	-	6,175

Common Stock Issued as Offering Costs of Preferred Stock	-	-	155,000	318	-	-	-	-	-	-	318

Deemed Dividend from Beneficial Conversion	-	-	-	-	8,644	-	-	-	-	(8,644)	-

Issuance of Common Stock for Cash	-	-	158,484	-	-	-	-	76	-	-	76

Preferred Stock Converted toCommon Stock	(6,565,001)	(3,003)	6,565,001	3,003	-	-	-	-	-	-	-

Class A & B Warrant Conversions	-	-	1,784,663	4,219	-	-	-	-	-	-	4,219

Stock Based Compensation	-	-	845,000	2,035	-	(126)	(1,213)	-	-	-	696

Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	2,301	-	2,301

Cash Dividends Declared	-	-	-	-	-	-	-	-	-	(510)	(510)

Net Income	-	-	-	-	-	-	-	-	-	50,248	50,248

Balance, June 30, 2010	6,934,273	$3,172	92,633,485	$20,887	$8,644	-	$(1,238)	$-	$12,191	$134,124	$177,780

The accompanying notes to consolidated financial statements are an integral part of these statements.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended
	2009	2009
	(In Thousands)
Cash Flows From Operating Activities:
Net Income	$50,248	$21,7777

Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	997	392
Stock Based Compensation	696	3,664
Debt Extinguishment	-	1,108
Amortization of Debt Discount	-	592
Stock Warrants Issued with Preferred Stock	(7,327)	-
Change in Warrant Derivative Liability	527	-
Accrued Interest	2	-
(Increase) Decrease in Assets:
Accounts Receivable	1,096	(14,662)
Inventories	(19,614)	15,077
Advances to Suppliers	(38,623)	(6,990)
Increase (Decrease) in Liabilities:
Accounts Payable	130	1,216
Advances From Customers	-	-
Taxes Payable	4,953	(311)
Other Current Liabilities	-	-
Net Cash Provided By (Used in) Operating activities	(6,915)	21,863

Cash Flows From Investing Activities:
Purchase of Land and Buildings	(7,605)	(21,816)
Net Cash Provided By (Used in) Investing Activities	(7,605)	(21,816)

Cash Flows From Financing Activities:
Repayment of Debt	(32)	-
Proceeds from Preferred Stock Sale	13,821	-
Proceeds from Common Stock Sale	76	-
Proceeds from the Exercise of Warrants	4,219	-
Payment of Dividends	(351)	-
Net Cash Provided By (Used in) Financing Activities	17,733	-

Effect of Exchange Rate Changes in Cash	(396)	(1,372)

(Decrease) Increase in Cash	2,817	(1,325)

Cash, Beginning of Year	7,308	8,633

Cash, End of Year	$10,125	$7,308

Supplemental Cash Flow Information:
Cash Paid During the Year for
Interest, Net of Amounts Capitalized	$53	$168
Income Taxes	$15,725	$9,431
Supplemental Schedule of Noncash Investing and Financing Activities:
Common Stock issued for expenses related to Preferred Stock Issuance	$318	$-
Deemed Dividend – Beneficial Conversion Feature on Warrants issued with Preferred Stock	$8,644	$-
Conversion of Preferred Stock into Common Stock	$3,003	$-
Common Stock issued for Convertible Debt and Accrued Interest	$891	$1,276

The accompanying notes to consolidated financial statements are an integral part of these statements.

 Longwei Petroleum Investment Holding Limited and Subsidiaries
Footnotes to the Consolidated Financial Statements
For the Years Ended June 30, 2010 and 2009

NOTE 1 - NATURE OF BUSINESS

Longwei Petroleum Investment Holding Limited (the “Company”) is an energy company engaged in the wholesale distribution of finished petroleum products in the People’s Republic of China (the “PRC”).  The Company’s oil and gas operations consist of transporting, storage and selling finished petroleum products, entirely in the PRC.  The Company purchases diesel, gasoline, fuel oil and solvents (the “Products”) from various petroleum refineries in the PRC. The Company’s headquarters are located in Taiyuan City, Shanxi Province (“Taiyuan”). The Company has a storage capacity for its Products of 120,000 metric tons located at its fuel depot storage facilities in Taiyuan and in Gujiao, Shanxi (“Gujiao”), 50,000 metric tons and 70,000 metric tons of capacity respectively at each location. The Gujiao facility was acquired in January of 2009 and commenced operations in January of 2010. The Company is 1 of 3 licensed intermediaries in Taiyuan and the sole licensed intermediary in Gujiao that operates its own large scale storage tanks. The Company has the necessary licenses to operate and sell Products not only in Shanxi but throughout the entire PRC. The Company seeks to earn profits by selling its Products at competitive prices with timely delivery to coal mining operations, power supply customers, large-scale gas stations and small, independent gas stations. The Company also earns revenue under an agency fee by acting as a purchasing agent for other intermediaries in Shanxi, and through limited sales of diesel and gasoline at two retail gas stations, each located at the Company’s facilities. The sales price and the cost basis of the Company’s products are largely dependent on regulations and price control measures instituted and controlled by the PRC government as well as the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond the Company’s control.

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

Financial Statements Presented

On October 16, 2007, the Company entered into a Share Exchange Agreement and agreed to issue 69,000,000 shares of its common stock in exchange for 100% of the outstanding ownership units of Longwei Petroleum Investment Holding Limited, (“Longwei BVI”) a British Virgin Islands entity.  This transaction was accounted for as a reverse acquisition. Longwei Petroleum Investment Holding Limited, formerly known as Tabatha II, Inc., did not have any operations and majority-voting control was transferred to Longwei BVI.  The transaction also required a recapitalization of Longwei BVI. Since Longwei BVI acquired a controlling voting interest; it was deemed the accounting acquirer, while Longwei Petroleum Investment Holding Limited (formerly Tabatha II, Inc.) was deemed the legal acquirer.

The historical consolidated financial statements of the Company are those of Longwei BVI, and of the consolidated entities from October 16, 2007, the date of merger, and subsequent periods.  The consolidated financial statements of the Company presented for the years ended June 30, 2010 and 2009 include the financial statements of Longwei Petroleum Investment Holding Limited, Longwei BVI, Longwei BVI’s subsidiary Taiyuan Yahua Energy Conversion Ltd. (“Taiyuan Yahua”), Taiyuan Longwei Economy & Trading Co., Ltd., a subsidiary of Taiyuan Yahua and Shanxi Heitan Zhingyou Petrochemical Co., Ltd. Intercompany transactions and balances are eliminated in consolidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements.  The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

In June 2009 the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.  All accounting references have been updated and therefore, FASB references have been replaced with ASC references.

The Company operates in two segments in accordance with accounting guidance FASB ASC Topic 280, Segment Reporting.  Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Principles of Consolidation

The condensed consolidated financial statements, prepared in accordance with GAAP, include the assets, liabilities, revenues, expenses and cash flows of the Company and all of its subsidiaries. The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with GAAP.  Many of our estimates and assumptions involved in the application of GAAP may have a material impact on reported financial condition, and operation performance and on the comparability of such reported information over different reporting periods. All significant intercompany balances and transactions have been eliminated in consolidation.

Subsidiaries	State and Countries Registered In	Percentage of Ownership
Longwei Petroleum Investment Holding Limited	British Virgin Islands	100.00%
Taiyuan Yahua Energy Conversion Ltd.	People’s Republic of China	100.00%
Taiyuan Longwei Economy & Trading Ltd.	People’s Republic of China	100.00%
Shanxi Heitan Zhingyou Petrochemical Co., Ltd	People’s Republic of China	100.00%	(a)

(a)
A total of 95% of the ownership units are held by the Company. The remaining 5% of the ownership units are held in trust by an individual who is also an employee of the Company. This ownership structure is organized as such due to PRC business ownership laws.

The Company would also consolidate any variable interest entities (VIEs), of which it is the primary beneficiary, as defined.  When the Company does not have a controlling interest in an entity, but exerts a significant influence over the entity, the Company would apply the equity method of accounting.  The Company does not have any VIEs that need to be consolidated at this time.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We base these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events.  These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results may differ from management’s estimates.  The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Revenue Recognition

In accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 13, Revenue Recognition, the Company recognizes revenues when it is realized or realizable and earned.  The Company records revenues when the following four fundamental criteria under SAB 104 are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

The Company negotiates contracts with its customers, which may include revenue arrangements with multiple deliverables. The Company’s accounting policies are defined such that each deliverable under a contract is accounted for separately.

The Company derives the bulk of its revenue from sales of diesel, gasoline, fuel oil and solvents. These product sales revenues are recognized when customers take possession of goods in accordance with the terms of purchase order agreements that evidence agreed upon pricing and when collectability is reasonably assured. Cost of revenues for product sales include costs to purchase and transport the product to the Company, costs to deliver the goods to the customer and depreciation on product storage and delivery equipment.

Agency fee revenues consist of fees charged to intermediaries who lack the required licenses to purchase directly from refineries. The Company allocates a portion of its purchasing quota to these customers for a fee similar to a sales commission. Agency fee revenues are recognized when there is evidence of an arrangement that specifies pricing and irrevocable allocation of a portion of the Company’s purchase quota and collection has occurred. Cost of agency fee service revenues consists of selling commission, transportation or other costs, if any, associated with the agency fee arrangement.

Shipping and Handling Costs

The Company’s shipping and handling costs are included in cost of goods sold for all periods presented.

Sales Returns and Allowances

The Company does not allow for the return of products and has no history of returns.

Foreign Currency Translation and Other Comprehensive Income

The accounts of the Company’s PRC subsidiaries are maintained in the PRC Renminbi (“RMB”) and the accounts of the US parent company are maintained in the US Dollar (“USD”).   The accounts of the PRC subsidiaries were translated into USD in accordance with the provisions of FASB ASC Topic 830, Foreign Currency Matters, with the RMB as the functional currency for the PRC subsidiaries.  According to ASC 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates; and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with FASB ASC Topic 220, Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders’ equity during a period, other than those resulting from investments by and distributions to stockholders (i.e. issuance of equity securities and dividends).  Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation. The gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income. The total comprehensive income represents the activity for a period net of related tax and was a gain of $2,300,232 and a loss of $1,371,603 for the years ended June 30, 2010 and 2009, respectively.

Accumulated other comprehensive income related to the foreign currency translation in the consolidated statement of shareholders’ equity amounted to $12,190,559 and $9,890,327 as of June 30, 2010 and 2009, respectively.  The balance sheet amounts with the exception of equity at June 30, 2010 and 2009 were translated at RMB 6.8086 to $1.00 USD and at RMB 6.8448 to $1.00 USD, respectively.  The average translation rates applied to income and cash flow statement amounts for the years ended June 30, 2010 and 2009 were at RMB 6.8367 to $1.00 USD and RMB 6.8482 to $1.00 USD, respectively.

 Asset Retirement Cost and Obligation

Asset retirement costs are accounted for in accordance with ASC Topic 410-20, Asset Retirement Obligations.  Pursuant to ASC 410-20, the Company recognizes the fair value of the liability for an asset retirement obligation, which is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The fair value of the liability is estimated using projected discounted cash flows. In subsequent periods, the retirement obligation is accreted to its future value, which is the estimate of the obligation at the asset retirement date. The liability is accreted to its present value each period, and the capitalized cost is depreciated or depleted over the useful lives of the respective assets.  If the liability is settled for an amount other than the recorded amount, a gain or loss would be recognized at such time.

Cash and Cash Equivalents

For purposes of the consolidated balance sheets and cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents. Cash includes cash on hand and demand deposits in accounts maintained at financial institutions and state owned banks within the PRC and with a financial institution in the United States.

Concentration of Risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions or state owned banks within the PRC, which do not provide for insurance against lost funds.  The Company also maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US.  Balances at financial institutions or state owned banks within the PRC are not insured and amounted to $9,959,080 and $7,307,426 at June 30, 20010 and 2009, respectively.  As of June 30, 2010 and 2009, the Company did not have deposits in excess of federally insured limits in its US bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

The Company operates in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the USD and RMB.

The Company’s operations are carried out in the PRC.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the United States and PRC, and by the general state of the economy in the PRC.  The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the US.  These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange.  The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

For the years ended June 30, 2010 and 2009, no customers accounted for 10% or greater of total revenues or accounts receivable.

For the year ended June 30, 2010, five suppliers individually accounted for more than 10% of our annual purchases, but in no case more than 17% of annual purchases.  These five suppliers collectively accounted for approximately 72% (approximately $196.6 million) of the Company’s purchases.  As of June 30, 2010, $-0- was due to these suppliers.  For the year ended June 30, 2009, seven suppliers individually accounted for more than 10% of our annual purchases, but in no case more than 19% of annual purchases.  These seven suppliers collectively accounted for approximately 89% (approximately $140.0 million) of the Company’s purchases.  As of June 30, 2010, $-0- was due to these suppliers.

As of June 30, 2010, five suppliers individually accounted for more than 10% of our advances to suppliers balance, but in no case more than 16% of the total balance.  These five suppliers collectively accounted for approximately 62% (approximately $46.3 million) of the Company’s advances to suppliers balance.  As of June 30, 2009, five suppliers individually accounted for more than 10% of our advances to suppliers balance, but in no case more than 14% of the total balance.  These five suppliers collectively accounted for approximately 58% (approximately $20.5 million) of the Company’s advances to suppliers balance.  The Company has not experienced any losses with regard to its advances to suppliers and believes it is not exposed to any risks on its advanced account balances with suppliers.

The Company is susceptible to credit risk on accounts receivable from customers and advances to suppliers.  Generally, the Company does not obtain security from its customers or vendors in support of these accounts.

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in the PRC.

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.  The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable on a monthly basis and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of June 30 2010 and 2009, the Company determined that no reserve for accounts receivable was necessary.  The Company also has no off-balance sheet exposure related to its customers.

Advances to Suppliers

Advances to suppliers represent cash paid in advance for purchases of inventory from suppliers.  The Company locks in availability and pricing with suppliers in advance by using the Company’s cash resources.  The Company expects to maintain this level of supplier advances in the future to ensure that the Company has access to adequate supplies and timely shipments to act as a hedge based on the movement of industry pricing. The deposits are held by the Company’s refinery partners to ensure that the delivery of inventory to the Company is made in a timely manner. The Company attempts to maintain a significant balance on account with refinery partners with the expectation of receiving preferential pricing and delivery from the refinery partners.  The Company does not foresee any potential loss with regard to these advances as a result of the suppliers being large enterprises that have significant controls placed upon them by PRC regulation.  The Company has not had to make any historical adjustments to these accounts for any deficiencies or negative impact related to the Company’s suppliers.

Inventory

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the years ended June 30, 2010 and 2009.

Property Plant and Equipment

Property and equipment is located at the Company’s facilities in Taiyuan and Gujiao in the PRC and is recorded at cost less accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited.  Maintenance and repairs are generally expensed as incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

The estimated useful lives for each major category of fixed assets are as follows:

Description	Useful Lives
Land and Buildings	20 years
Heavy Machinery and Production Equipment	8-20 years
Railway	20 years
Motor Vehicles	5 years

Impairment of Long-Lived Assets

The Company applies the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, and FASB ASC Topic 205 Presentation of Financial Statements, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred.  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of June 30, 2010 and 2009, there was no impairment of its long-lived assets.

Intangibles

The Company applies the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other Intangible Assets, to record goodwill and intangible assets.  In accordance with ASC 350, certain intangible assets are to be assessed periodically for impairment using fair value measurement techniques. Goodwill is tested for impairment on an annual basis as of the end of the Company's fiscal year, or more frequently when impairment indicators arise. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances which indicate that impairment exists. The Company believes that as of June 30, 2010 and 2009, there was no impairment of its goodwill.  No goodwill or intangible assets were recorded as of June 30, 2010 and 2009, respectively.

Income Taxes

Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In accordance with FASB ASC Topic 740, Income Taxes, we provide for the recognition of deferred tax assets if realization of such assets is more likely than not.  Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC in which the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.

The Company accounts for income tax under the provisions of FASB ASC Topic 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statement bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  No material deferred tax amounts were recorded at June 30, 2010 and 2009, respectively.

Enterprise Income Tax

On March 16, 2007, the PRC National People’s Congress passed the PRC Enterprise Income Tax Law (“New EIT Law”) which became effective on January 1, 2008.  Pursuant to the New EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied consistently to both domestic-invested enterprises and foreign-invested enterprises.

Deferred tax assets are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of deferred tax assets of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets.  The components of the deferred tax assets are individually classified as current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

A provision has not been made at June 30, 2010 for US or additional foreign withholding taxes of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.  Generally, such earnings become subject to US tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the PRC.  However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current PRC officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2010, is not material to its results of operations, financial condition or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2009, if recognized, would not have a material effect on its effective tax rate.  The Company further believes that there are no tax positions for which it is reasonably possible, based on current PRC tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Value Added Tax

The Provisional Regulations of the PRC Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994.  Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

Value added tax payable in the PRC is charged on an aggregated basis at a rate 17% for the Company’s Products on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at rates of taxation prevailing in the municipalities in the PRC in which the Company operates.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 505, Equity, and FASB ASC Topic 718, Compensation – Stock Compensation.  These require companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under ASC 718, the Company’s volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not currently have a formal stock option plan, but has awarded certain officers, directors and consultants stock grants.

Share-based compensation costs that have been included in operating expenses amounted to $721,165 and $3,663,574 for the years ended June 30, 2010 and 2009, respectively.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At June 30, 2010 and 2009 the amounts were not significant.

Employee Benefit Costs

According to PRC regulations on pensions, a company contributes to a defined contribution retirement plan organized by the municipal government in the province in which the subsidiary is registered and all qualified employees are eligible to participate in the plan.  Contributions to the plan are calculated at 30% of the employees’ salaries above a fixed threshold amount.  The Chinese government is responsible for the benefit liability to retired employees.  The Company has no other material obligation for the payment of retirement beyond the annual contribution.

Advertising

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the years ended June 30, 2010 and 2009 were not significant.

Research and Development

The Company expenses the cost of research and development as incurred.  Research and development costs for the years ended June 30, 2010 and  2009 were not significant.

Accounting for Derivatives

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity.  The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of June 30, 2010 and 2009 the fair value of cash and cash equivalents, accounts receivable, other receivables, accounts payable, line of credit and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

Fair Value Measurements

Effective January 1, 2009, the FASB ASC Topic 825 “Financial Instruments,” requires disclosure about fair value of financial instruments.

The FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the fair value of the Company’s warrant derivative liability and long-term debt.  The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

·	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

·	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

·	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs.  The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.  The Company’s had a warrant derivative liability carried at fair value on a recurring basis at June 30, 2010.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as reported during the year ended June 30, 2010, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2010

Warrant Derivative Liability	$-	$2,084,131	$-	$2,084,131

Total	$-	$2,084,131	$-	$2,084,131

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction.  For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion.  For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

Valuation Techniques

The Company’s financial assets valued based upon Level 2 inputs are comprised of detached common stock purchase warrants, namely the stock warrants issued in connection with the Company’s October 2009 Financing.  The Company estimated the fair value of the derivative liabilities using a Black Scholes pricing model and available information that management deems most relevant.  Among the factors considered in determining the fair value of financial instruments are discounted anticipated cash flow, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price and trading history of similarly traded securities, and other factors generally pertinent to the valuation of financial instruments.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

Basic and diluted earnings per share

Earnings per share is calculated in accordance with the ASC Topic 260, Earnings Per Share.  Basic earnings per share is calculated dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is based on the assumption that all dilutive convertible shares, stock options, warrants and other equity awards were converted or exercised during the period. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Basic and diluted earnings per share were $0.48 and $0.39 per share and $0.28 and $0.28 per share, respectively for the years ended June 30, 2010 and 2009.

Statement of Cash Flows

In accordance with ASC Topic 230, Statement of Cash Flows, cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Cumulative Effect of Change in Accounting Principle

On July 1, 2009, the Company adopted certain sections of ASC 815-40 (formerly known as “EITF 07-5”) and, as a result, determined that certain of its stock warrants previously issued contain down-round protection (price protection) and such instruments are not considered indexed to a company’s own stock because neither the occurrence of a sale of common stock by the Company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.  Accordingly, the warrants with price protection qualify as derivatives and need to be separately accounted for as a liability under ASC 815-40.  In accordance with ASC 815-40, the cumulative effect of the change in accounting principle has been applied retrospectively and has been recognized as an adjustment to the opening balance of equity.  The cumulative-effect adjustment amounts recognized in the statement of financial position as a result of the initial adoption of this policy were determined based on the amounts that would have been recognized if the policy had been applied from the issuance date of the instrument. As a result of the accounting change, retained earnings as of July 1, 2009 increased from $90,519,691, as originally reported, to $93,030,561, warrant derivative liability increased to $1,557,000 and additional paid-in capital decreased from $2,539,690 as originally reported, to $-0-.  Common stock, no par value, as of July 1, 2009 decreased from $11,948,286, as originally reported, to $10,420,106.

Reclassification

Certain reclassifications have been made to the 2009 consolidated financial statement to conform to the 2010 consolidated financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

New accounting pronouncements

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the Codification). The Codification became the single official source of authoritative, nongovernmental U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2009 the New FASB Accounting Standards Update 2009-08 issued in Earnings Per Share (amendments to Section 260-10-S99). This update includes technical corrections to Topic 260-10-S99 Earnings Per Share, based on EITF Topic D-53, “Computation of Earnings Per Share for a Period that includes redemption or an induced conversion of a portion of a class of preferred stock” and EITF Topic D-42, “The effect of the calculation of Earnings Per Share for the redemption or induced conversion of preferred stock.” The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) was issued in January 2010. This ASU amends ASC Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to require new disclosures regarding transfers in and out of Level 1 and Level 2, as well as activity in Level 3, fair value measurements. This ASU also clarifies existing disclosures over the level of disaggregation in which a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. This ASU further requires additional disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The Company does not believe that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company has no rent expense or lease commitments for the years ended June 30, 2010 and 2009.

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices.  No material annual loss is expected from these commitments.

The Company has advances to several refineries for inventory in the amount of $74,287,252, which will be offset against future purchases from the suppliers.

Make Good Security Escrow Agreement

In conjunction with the October 2009 Financing, the Company entered into a make good escrow agreement with the Investors (the “Securities Escrow Agreement”), pursuant to which the Company’s two majority shareholders initially placed 13,499,274 shares of Common Stock (equal to 100% of the number of shares of Common Stock underlying the Make Good Shares) (the “Escrow Shares”) into an escrow account. The Escrow Shares have been held as security for the achievement of $23,900,000 in audited net income for the fiscal year ending June 30, 2010 (the “2010 Performance Threshold”). If the Company achieves the 2010 Performance Threshold, the Escrow Shares will be released back to the majority shareholders. If the 2010 Performance Threshold is not achieved, an aggregate number of Escrow Shares (such number to be determined by the formula set forth in the Securities Escrow Agreement) will be distributed to the Investors, based upon the number of Investor Shares (on an as converted basis) purchased in the October 2009 Financing and still beneficially owned by such Investor, or such successor, assign or transferee, at such time. If less than 100% of the 2010 Performance Threshold is achieved, based on the formula set forth in the Securities Escrow Agreement, a certain amount of Escrow Shares may be released to the Investors.  With respect to the 2010 Performance Threshold, net income shall be defined in accordance with GAAP and reported in the Company’s audited financial statements for the fiscal year ending June 30, 2010 adjusted for any expense recorded as a result of the Securities Escrow Agreement during the fiscal year ending June 30, 2010.

According to the audited net income for the year ended June 30, 2010 of $50,248,299 or net income attributable to common shareholders of $41,094,191, the Company has exceeded the 2010 Performance Threshold of $23,900,000 and all 13,499,274 shares held in escrow share be returned to the two majority shareholders immediately. In accordance with FASB ASC Topic 718, Compensation – Stock Compensation, when shares are released back to the two principle shareholders the event shall be recorded as a reduction of financing proceeds in an amount equal to the fair market price of the common stock on the date of the Securities Escrow Agreement, October 29, 2009.  Such reduction will be debited to additional paid in capital and will be fully offset by the corresponding credit to additional paid in capital, resulting in no net change in stockholder’s equity recorded on the balance sheet as follows:

Debit – Additional Paid In Capital $26,998,548
Credit – Additional Paid In Capital $26,998,548

On October 29, 2009 the Company, along with the Company’s two principle shareholders entered into the Securities Escrow Agreement with the Investors for the sole purpose of providing additional assurance for the Company's future financial success.  The Company and the two principle shareholders entered into the Agreement and reasonably believed the Company would achieve the contracted financial 2010 Performance Threshold for the year ended June 30, 2010.  At year ended June 30, 2010 the Company has achieved the 2010 Performance Threshold as published in its audited financial statements and the escrowed shares will be released back to the two principle shareholders. The Company does not believe the fair value of the escrowed shares should be recognized as compensation or an expense. According to SEC Staff Announcement Topic No. D-110, to overcome the presumption that the release of shares is compensatory, the Company is required to: “...consider the substance of the arrangement, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment. For example, as a condition of a financing transaction, investors may request that specific significant shareholders, who also may be officers or directors, participate in an escrowed shares arrangement. If the escrowed shares will be released or canceled without regard to continued employment, specific facts and circumstances may indicate that the arrangement is in substance an inducement made to facilitate the transaction on behalf of the company, rather than as compensatory. In such cases, the SEC staff generally believes that the arrangement should be recognized and measured according to its nature and reflected as a reduction of the proceeds allocated to the newly-issued securities.”

The Securities Escrow Agreement is clearly not entered into for purposes related to, or contingent upon, continued employment of the key executives. The sole reason for the Company and the two principle shareholders to escrow shares was to induce the Investors to close the financing transaction. Therefore, management believes the fair value of the escrow shares (determined by the fair market price of the common stock on the date of the Securities Escrow Agreement), when released back to the two principle shareholders, should be recorded as reduction of the financing proceeds. Such reduction will be debited to the account of additional paid-in capital and will be fully offset by the corresponding credit to the additional paid-in capital, resulting in no net change in stockholder’s equity on the balance sheet.  If the 2010 Performance threshold had not been met, the escrowed shares would have been forfeited and delivered to the Investors and would have been accounted for as a recapitalization transaction.  The Company does not expect the release of the shares held in escrow will result in any future income or expense being recognized in the Company’s financial statements.

Legal Matters

The Company is not involved in any legal matters except for those arising in the normal course of business.  While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might be involved in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 4 – ACCOUNTS RECEIVABLE

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if an allowance for doubtful accounts is necessary and adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Through the date of these financial statements, the Company has never experienced a significant bad debt.  As a result, no allowance for doubtful accounts has been recorded. Trade accounts receivable at June 30, 2010 and June 30, 2009 consisted of the following:
	June 30, 2010 (in thousands)	June 30, 2009 (in thousands)

Trade Accounts Receivable	$25,837	$26,769
Less: Allowance for Doubtful Accounts	-	-
Totals	$25,837	$26,769

NOTE 5 – INVENTORIES

As of June 30, 2010 and 2009, inventory consisted of significant quantities of diesel and gasoline, among others, as outlined herein:

	June 30, 2010 (in thousands)	June 30, 2009 (in thousands)

Diesel	$19,775	$7,951
Gasoline	12,539	6,025
Fuel Oil	800	-
Solvents	631	-
Total	$33,745	$13,976

NOTE 6 – ADVANCES TO SUPPLIERS

As of June 30, 2010 and 2009, advances to suppliers consisted of significant deposits on account with the Company’s refinery partners.  The deposits are held by the Company’s refinery partners to ensure that the delivery of inventory to the Company is made in a timely manner.  The Company attempts to maintain a significant balance on account with refinery partners with the expectation of receiving preferential pricing and delivery from our suppliers.

	June 30, 2010 (in thousands)	June 30, 2009 (in thousands)

Advances to Suppliers	$74,287	$35,317
Other	-	-
Total	$74,287	$35,317

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2010 (in thousands)	June 30, 2009 (in thousands)

Land and Buildings	$44,394	$36,561
Machinery and Production Equipment	2,814	2,799
Railway	1,448	1,440
Motor Vehicles	215	215
Total Property, Plant and Equipment	48,871	41,015
Accumulated Depreciation	(5,294)	(4,270)
Total	$43,577	$36,745

Depreciation expense for the years ended June 30, 2010 and 2009 was $997,052 and $391,667, respectively.

NOTE 8 – ACQUISITION OF GUJIAO

On August 7, 2007, the Company entered into an agreement to purchase the assets of Shanxi Heitan Zhingyou Petrochemical Co., Ltd (“Shanxi Heitan”) for approximately $17 million.  On August 7, 2007, a payment was made towards the acquisition price for approximately $9.2 million.  On February 5, 2008, the purchase agreement was amended to change the terms of the purchase agreement such that the total purchase price would be approximately $30 million rather than $17 million and the Company would not only acquire the assets of Shanxi Heitan but the Company would also acquire a 95% ownership of Shanxi Heitan.  The remaining 5% of the Shanxi Heitan was not eligible to be acquired under PRC law and was therefore allocated by Shanxi Heitan to an individual from Taiyuan who is also an employee of the Company. On January 22, 2009, the Company held majority control of the assets and ownership units of Shanxi Heitan. The Company hired an external professional valuation firm to conduct a valuation of the assets acquired from Shanxi Heitan.  The external professional valuation firm determined that the value of the assets was in excess of the total purchase price paid by the Company of approximately $30 million.  In accordance with the purchase method of accounting, the results of Shanxi Heitan and the estimated fair market value of the assets and liabilities of Shanxi Heitan assumed have been included in the consolidated financial statements from the date of acquisition, January 22, 2009 through June 30, 2010.

The purchase price of Shanxi Heitan was allocated to the assets acquired and liabilities assumed by the Company. The Company recorded the full value of the purchase price to land and buildings within the Company’s property, plant and equipment classification on the balance sheets.

(in thousands)
Land and Buildings	$29,966
Net Assets Acquired	$29,966
Purchase Consideration	$29,966

Goodwill is comprised of the residual amount of the purchase price over the fair value of the acquired tangible and intangible assets. Shanxi Heitan was a dormant operating entity upon the date of acquisition.  As a result, the inclusion of Shanxi Heitan’s operating results from January 22, 2009 through June 30, 2009 had no impact on the Company’s statement of operations.  For the year ended June 30, 2010, Shanxi Heitan accounted for approximately $74.3 million or 21.6% of total Company revenues since commencing operations full in January 2010.

NOTE 9 – TAXES

Taxes payable consisted of the following:

	June 30, 2010 (in thousands)	June 30, 2009 (in thousands)

Income Tax Payable	$5,827	$960
Value Added Tax Payable	1,255	733
Business Taxes and Other Payables	47	451
Total	$7,129	$2,144

United States of America

Since the Company had no operations within the United States, there is no provision for US taxes and there are no deferred tax amounts as of June 30, 2010 and 2009, respectively.

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

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the years ended June 30, 2010 and June 30, 2009:

	2010	2009
U.S. Statutory Income Tax Rate	35.0%	35.0%
Foreign Income Exclusion	(35.0)	(35.0)
PRC Income Tax	25.0	25.0
Effective Income Tax Rate	25.0%	25.0%

Value Added Tax

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for the Company’s Products for domestic sales is 17%, which is levied on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority. The value added tax refundable presents the VAT that the Company paid for the purchasing products and can be used to deduct the VAT related to the sale of products.

NOTE 10 – CONVERTIBLE DEBT

 On December 18, 2007, the Company issued convertible debt totaling $2,100,000 (the “Convertible Debt”) to four entities (the “Holders”).  The Convertible Debt bore interest at an annualized rate of 4%, was convertible to shares of the Company’s common stock at a fixed exercise price of $0.70 per share, contained piggyback registration rights and a cashless conversion provision if the Company was unable to register the shares of the Company’s common stock underlying the Convertible Debt by December 18, 2008.  In connection with the Convertible Debt issuance, the Company issued a total of 1,500,000 warrants (the “Class A Warrants”) to purchase 1,500,000 shares of the Company’s common stock.  The Class A Warrants had an exercise price of $0.80 and could be exercised at any time until December 18, 2010.

On December 18, 2008, the Company defaulted on the Convertible Debt when it failed to make repayment of the Convertible Debt in accordance with the terms.  On February 2, 2009, the Company entered into a settlement agreement with the Holders of the Convertible Debt, which among other things provided for (1) an extension of the maturity to September 19, 2009, (2) interest rate adjustment to 8%, (3) reset of the Class A Warrant exercise price from $0.80 to $0.70 until December 10, 2012, (4) additional issuance of 1,200,000 warrant (“Class B Warrants”) with an exercise price of $0.70 until February 2, 2014.

As of June 30, 2010, the outstanding balance was on the Convertible Debt was $-0-.  A total of $890,754 of the Convertible Debt and accrued interest was converted into 1,272,506 shares the Company’s common stock during the twelve months ended June 30, 2010. Accrued interest on the Convertible Debt as of June 30, 2010 totaled $-0-.  All outstanding warrants, Class A and Class B  Warrants, have been exercised on a cashless basis during the year ended June 30, 2010.

Class A & Class B Detached Stock Purchase Warrants

On July 1, 2009 the Company adopted ASC 815-40 due to the anti-dilution reset provision in the Class A and Class B stock warrants. ASC 815-40 requires the Company to re-evaluate the warrants issued with the convertible notes and to determine if the previous accounting for these items would change. Upon this re-evaluation, the Company determined it is required to reclassify the stock warrants from equity to a liability account. The Company will have to mark to market the value of the stock warrants each reporting period. The Company used a Black-Scholes valuation model to determine the value of the stock warrants associated with the convertible notes as of July 1, 2009. In accordance with ASC 815-40, the cumulative effect of the change in accounting principle has been applied retrospectively and has been recognized as an adjustment to the opening balance of equity.  The cumulative-effect adjustment amounts recognized in the statement of financial position as a result of the initial adoption of this policy were determined based on the amounts that would have been recognized if the policy had been applied from the issuance date of the instrument. As a result of the accounting change, retained earnings as of July 1, 2009 increased from $90,519,691, as originally reported, to $93,030,561, warrant derivative liability increased to $1,557,000 and additional paid-in capital decreased from $2,539,690 as originally reported, to $-0-.  Common stock, par value, as of July 1, 2009 decreased from $11,948,286, as originally reported, to $10,420,106.  The Company re-valued these amounts to account for the cumulative effect of the change in accounting principle retrospectively as of July 1, 2009 and in each subsequent reporting period revised the valuation of the warrant derivative liability.  During the twelve months ended June 30, 2010, the Holders of Class A and Class B Common Stock Purchase Warrants exercised all outstanding warrants associated with the Convertible Debt.  Holders of Class A Common Stock Purchase Warrants exercised 1,500,000 warrants on a cashless basis for 964,888 shares valued at $2,155,443.  Holders of Class B Common Stock Warrants exercised 1,200,000 warrants on a cashless basis for 819,775 shares valued at $2,063,541.

NOTE 11 – PREFERRED STOCK - OCTOBER 2009 FINANCING

On October 29, 2009 (the “Closing Date”), the Company entered into a securities purchase agreement (the “Purchase Agreement”), with several investors, including institutional, accredited and non-US persons and entities (the “Investors”), pursuant to which the Company issued and sold units, comprised of its newly designated Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), and warrants (the “Investor Warrants”), for a purchase price of US$1.10 per unit (the “October 2009 Financing”).  The Company sold 13,499,274 units in the aggregate, which included (i) 13,499,274 shares of Series A Preferred Stock and (ii) Warrants to purchase an additional 13,499,274 shares of common stock at an exercise price of US$2.255 per share (the “Exercise Price”) with a three-year term.  Gross proceeds totaled $14,849,201, or net proceeds of $12,381,281 net of issuance costs of $2,467,920.  National Securities Corporation acted as placement agent and received (i) a placement fee in the amount equal to 6% of the gross proceeds, (ii) 50,000 shares of the Company’s common stock valued $102,500 and (iii) warrants to purchase up to 1,349,927 shares of common stock at the Exercise Price with a three-year term (“Placement Agent Warrants” and together with the Investor Warrants, the “Warrants”). An additional 105,000 shares of the Company’s common stock valued at $215,250 were issued to other third parties who provided assistance with the capital raise.

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

Accounting for the Warrants

The Company analyzed the Warrants in accordance with ASC Topic 815 to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and, if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The Company adopted the provisions of ASC Topic 815 subtopic 40 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC Topic 815 subtopic 40”) on July 1, 2009, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting ASC Topic 815 subtopic 40, the Company concluded that the Warrants issued in the October 2009 Financing should be treated as a derivative liability because the Warrants are entitled to a price adjustment provision to allow the Conversion Price to be reduced in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable Exercise Price or without consideration, which is typically referred to as a “down-round protection” or “anti-dilution” provision.  According to ASC Topic 815 subtopic 40, the “down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants to fail to be qualified as indexed to the Company’s own stock and then to fail to meet the scope exceptions of ASC Topic 815. Therefore, the Company accounted for the Warrants as derivative liabilities under ASC Topic 815 (codification of EITF 00-19).  Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings under the other income/expense in the consolidated statement of operations at each reporting period.  During the year ended June 30, 2010, the Company recorded a gain on warrant re-valuation of $2,581,402.  During the year ended June 30, 2009, the Company recorded no gain or loss related to warrant re-valuation.

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

October 2009 Financing Warrants - Valuation Inputs
Attribute	June 30, 2010	October 29, 2009
Stock Price	$1.95	$2.05
Risk Free Interest Rate	1.13%	1.50%
Volatility	80.58%	63.90%
Exercise Price	$2.255	$2.255
Dividend Yield	0%	0%
Contractual Life (Years)	2.36	3
Fair Market Value	$2,084,131	$7,327,517

Allocation of the Proceeds at Commitment Date and Re-Measurement as of June 30, 2010

In accordance with ASC Topic 470-20, “Debt with Conversion and Other Options,” the gross proceeds of $14,849,201 from the October 2009 Financing were first allocated to the warrant derivative based on its fair value of $7,327,517 with the residual value of $7,521,684 allocated to the Series A Preferred Stock as of October 29, 2009. The remeasured fair value of the Investor Warrants as of June 30, 2010 was $2,084,131.

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

Liquidation Preference

In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary (each, a “Liquidation”), the holders of the Series A Preferred Stock then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $14,849,201 or US$1.10 per share of the Series A Preferred Stock, plus any accrued but unpaid dividends thereon, whether or not declared, together with any other dividends declared but unpaid thereon, as of the date of Liquidation (collectively, the “Liquidation Price”) before any payment shall be made or any assets distributed to the holders of the common stock or any other junior stock. If upon the occurrence of Liquidation, the assets thus distributed among the holders of the Series A Preferred Stock shall be insufficient to permit the payment to such holders of the full Liquidation Price, then the entire assets of the Company legally available for distribution shall be distributed ratably among the holders of the Series A Preferred Stock.

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

Conversion Rights

At any time on or after the date of the initial issuance of the Series A Preferred Stock, the holder of any such shares of Series A Preferred Stock may, at such holder’s option, subject to the limitations described below in “Conversion Restriction ” , elect to convert all or portion of the shares of Series A Preferred Stock held by such person into a number of fully paid and non-assessable shares of common stock equal to the quotient of Liquidation Price of the Series A Preferred Stock divided by the initial conversion price of US$1.10. The initial conversion price may be adjusted for stock splits and combinations, dividend and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets, issuance of additional shares of common stock or equivalents with lower price or without considerations etc, as stipulated in the Series A Preferred Stock certificate of designation.

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

The Company evaluated the contingent obligation related to the RRA liquidated damages in accordance to ASC Topic 825 subtopic 20 “Accounting for Registration Payment Arrangements” (“ASC Topic 825 subtopic 20”), which requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement be separately recognized and measured in accordance with ASC Topic 450, “Accounting for Contingencies” (“ASC Topic 450”).  The Company concluded that there are no contingent future payments or a scenario whereby consideration would need to be transferred and such obligation was not probable to incur based on the best information and facts available as of June 30, 2010.  Therefore, no contingent obligation related to the RRA was recognized as of June 30, 2010.

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

Accounting for the Series A Preferred Stock

The Series A Preferred Stock has been classified as permanent equity as there was no redemption provision at the option of the holders that is not within the control of the Company on or after an agreed upon date. The Company evaluated the embedded conversion feature in its Series A Preferred Stock to determine if there was an embedded derivative requiring bifurcation.  The Company concluded that the embedded conversion feature of the Series A Preferred Stock is not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument. The Company believes the economic risks and characteristics of the Series A Preferred Stock itself and the common stock the embedded conversion feature allows the Investor to convert into have similar economic risks and characteristics.

Stock Warrant Activity

The following is a summary of the Company’s stock warrant activity through June 30, 2010, including the Class A, Class B and October 2009 Financing stock warrants, adjusted for any changes in the exercise price of the stock warrants:

	Stock Warrants	Weighted Average Exercise Price
Outstanding – June 30, 2008 (Class A Warrants)	1,500,000	$0.70
Exercisable – June 30, 2008	1,500,000	$0.70
Granted (Class B Warrants)	1,200,000	$0.70
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2009	2,700,000	$0.70
Exercisable – June 30, 2009	2,700,000	$0.70
Granted (October 2009 Financing)	14,849,201	$2.255
Exercised	(2,700,000)	$0.70
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2010	14,849,201	$2.255
Exercisable – June 30, 2010	14,849,201	$2.255

The following is a summary of the Company’s stock warrants outstanding as of June 30, 2010, including the Class A, Class B and October 2009 Financing stock warrants, adjusted for any changes in the exercise price of the stock warrants:

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.255	14,849,201	2.36 years	$2.255	14,849,201	$2.255

NOTE 12 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 600,000,000 shares, in aggregate, consisting of 500,000,000 shares of common stock, no par value, and 100,000,000 shares of preferred stock, no par value. The Company's current Certificate of Incorporation authorizes the Board of Directors (the “Board”) to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of June 30, 2010, 6,934,273 shares of the Company’s preferred stock and 92,633,483 shares of the Company’s common stock were issued and outstanding.  As of June 30, 2009, -0- shares of the Company’s preferred stock and 81,852,831 shares of the Company’s common stock were issued and outstanding.

Recent Sale of Securities

Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On July 16, 2009, the Company completed a private placement with four investors and issued an aggregate of 158,484 shares of common stock for $76,000. These shares had been deemed issued and the stock subscription recorded at June 30, 2009.

During July 2009, the Company issued 25,000 shares of common stock valued at $18,000 for services related to the Company's  business.

On August 18, 2009, a holder of Class A Common Stock Purchase Warrants elected to exercise 357,143 stock warrants  on a cashless basis. The Company issued 184,729 shares of common stock in accordance with the exercise notice.

During August 2009, the holders of the Convertible Debt issued on December 18, 2007 agreed to convert a total of $527,338 of convertible debt to 753,340 shares of common stock.

On October 19, 2010, the holder of the Convertible Debt issued on December 18, 2007 agreed to convert a total of $46,621 of convertible debt to 46,621 shares of common stock.

On October 26, 2009, the holders of Class A Common Stock Purchase Warrants elected to exercise 785,714 stock warrants on a cashless basis.  A total of 536,054 shares of common stock were issued to the holders upon exercise..

On October 26, 2009, the Company agreed to a new agreement with its former Chief Financial Officer. The agreement was for a term of twelve months.  Under the terms of the agreement, the former Chief Financial Officer was to be compensated approximately $10,000 per month. He was also to receive a share award of 100,000 shares of common stock valued at $214,000; 25,000 shares of which were immediately vested and 75,000 shares of which were subject to a vesting schedule over twelve months.

On October 29, 2009, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company issued and sold an aggregate of 13,499,274 of its newly designated Series A Convertible Preferred Stock and warrants to purchase an aggregate of 13,499,274 shares of the Company’s common stock for an aggregate purchase price of $14,849,201.  National Securities Corporation acted as the lead placement agent on the private placement and was awarded 1,349,927 Warrants to purchase common stock under the same terms as the Investors.

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

Additionally, as further consideration for the transaction, the Company, along with the Investors, entered into a make good escrow agreement, or the Make Good Escrow Agreement with certain insiders of the Company who placed an aggregate of 13,499,274   shares of the Company’s common stock into escrow, or the Escrow Shares , to be distributed if certain financial milestones of the Company are not met.  Pursuant to the terms of the Make Good Escrow Agreement, if the After Tax Net Income reported in the Company’s 2010 Annual Report is less than $23,900,000 (subject to certain exclusions), then the Investors shall be entitled to receive on a “pro rata” basis (determined by dividing each Investor’s investment amount by the aggregate of all investment amounts delivered to the Company by the Investors under the Agreement) for no additional consideration.

On October 29, 2009 the Company issued an aggregate of 155,000 shares of common stock valued at $317,750 to four individuals for services related to the Convertible Stock Offering.

During October 2009, the holders of Class B Common Stock Purchase Warrants elected to convert 914,286 warrants on a cashless basis.  The Company issued 602,837 shares of common stock in accordance with the exercise notices.

During October and November 2009, the holders of the December 2007 convertible notes elected to convert the outstanding balance of $319,911 in principal and interest on the convertible notes.  A total of approximately 457,023 shares of common stock were issued upon conversion.

On December 12, 2009, a holder of Class A Common Stock Purchase Warrants elected to exercise 357,143 stock warrants on a cashless basis. The Company issued 244,105 shares of common stock in accordance with the exercise notice.

On January 6, 2010 the Company issued an aggregate of 60,000 shares of common stock valued at $111,000 to two individuals for services related to the Company’s business.

During January 2010, the holders of Convertible Preferred Stock elected to convert 600,000 shares of preferred stock into 600,000 shares of common stock.

On February 2, 2010, a holder of Class B Common Stock Purchase Warrants elected to exercise 285,714 stock warrants on a cashless basis. The Company issued 216,938 shares of common stock in accordance with the exercise notice.

On February 13, 2010, the Company entered into a consulting agreement whereby the Company agreed to issue 660,000 shares of common stock valued at $1,564,200 to a consultant as compensation pursuant to the terms of the consulting agreement.  The consulting agreement is effective on the date of the agreement for a two-year term. The stock award was amortized over the twenty-four month term ending February 12, 2011.

On February 16, 2010, the Company entered into consulting agreements with two independent directors for one year terms whereby the Company agreed to issue an aggregate of 18,000 shares valued at $45,540 and pay an annual cash fee of $10,000 and $20,000, respectively to each director.  The issuance was accounted for in stock-based compensation during the current year, but the shares were issued subsequent to year end June 30, 2010.

During March 2010, the holders of Convertible Preferred Stock elected to convert 1,765,439 shares of preferred stock into 1,765,439 shares of common stock.

During April 2010, the holders of Convertible Preferred Stock elected to convert 759,091 shares of preferred stock into 759,091 shares of common stock.

During May 2010, the holders of Convertible Preferred Stock elected to convert 3,153,047 shares of preferred stock into 3,153,047 shares of common stock

During June 2010, the holders of Convertible Preferred Stock elected to convert 287,424 shares of preferred stock into 287,424 shares of common stock.

On June 18, 2010, the Company entered into a consulting agreement with its new Chief Financial Officer.  The agreement is for a twelve month term.  Under the terms of the agreement, the Chief Financial Officer is to be compensated $10,000 per month.  He is also to receive a share award of 60,000 shares of common stock valued at $126,600 under the following terms, 15,000 shares of the Company's common stock shall vest and be issued on the last day of each calendar quarter for services rendered during that quarter, beginning September 30, 2010. Since the shares are not issued or do not vest until September 30, 2010, no charge to stock based compensation was recorded for the year ended June 30, 2010.

NOTE 13 – EARNINGS PER SHARE

FASB ASC Topic 260, earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

The Company only has common stock and the following convertible instruments outstanding at June 30, 2010:

1.	6,934,273 Preferred Shares – convertible on a 1:1 basis for common shares
2.	14,849,201 October 2009 Financing Warrants – exercisable at $2.255 per share
3.	78,000 Common Shares – issuable to officers and directors under agreement

Total number of Dilutive Shares outstanding as of June 30, 2010 was 21,861,474 common shares.

Basic earnings per share is calculated dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is based on the assumption that all dilutive convertible shares, stock options, warrants and other equity awards were converted or exercised during the period. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and dilutive net income per share:

	For the Years Ended June 30,
	2010	2009
Net income (loss) attributable to common stockholders	$41,094,191	$21,777,039

Basic weighted average outstanding shares of common stock	85,978,730	76,537,163
Weighted number if dilutive shares	19,331,938	1,986,576
Diluted weighted average common stock and common stock equivalents	105,310,668	78,523,739

Earnings (loss) per share:
Basic	$0.48	$0.28
Fully Dilutive	$0.39	$0.28

NOTE 14 - SEGMENT INFORMATION

The Company operates under the following business segments:

1.	Product Sales - The Company purchases and sells diesel, gasoline, fuel oil and solvents in the PRC.
2.	Agency Fees - The Company acts as an agent in the purchase and sale of the Products by other intermediaries in the PRC.

	(In Thousands) Year Ended June 30, 2010
	Product Sales	Agency Sales	Consolidated Total
Net Sales	$323,978	$19,271	$343,249
Cost of Sales	274,002	-	274,002
Operating Income	45,145	19,271	64,416
Segment Assets	187,571	-	187,571
Segment Liabilities	9,791	-	9,791

	Year Ended June 30, 2009
	Product Sales	Agency Sales	Consolidated Total
Net Sales	$185,191	$11,620	$196,811
Cost of Sales	155,325	2,016	157,341
Operating Income	23,931	7,872	31,803
Segment Assets	120,142	-	120,142
Segment Liabilities	5,219	-	5,219

Product Sales

The Company derives the bulk of its revenue from sales of diesel, gasoline, fuel oil and solvents. These product sales revenues are recognized when customers take possession of goods in accordance with the terms of purchase order agreements that evidence agreed upon pricing and when collectability is reasonably assured. Cost of revenues for product sales include costs to purchase and transport the product to the Company, costs to deliver the goods to the customer and depreciation on product storage and delivery equipment.

Agency Fees

Agency fee revenues consist of fees charged to intermediaries who lack the required licenses to purchase directly from refineries. The Company allocates a portion of its purchasing quota to these customers for a fee similar to a sales commission. Agency fee revenues are recognized when there is evidence of an arrangement that specifies pricing and irrevocable allocation of a portion of the Company’s purchase quota and collection has occurred. Cost of agency fee service revenues may consists of selling commission, transportation or other costs, if any, associated with the agency fee arrangement.  For year ended June 30, 2010 the Company stopped transporting or handling the Products associated with the agency sales and only acted in a broker capacity allowing other intermediaries to use its licenses to take possession of the Products.

NOTE 15 – QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table contains selected statements of operations information, which is unaudited and should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report.  The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.  Operating results for each quarter of 2010 are summarized as follows:

	(In thousands) Quarterly Periods Ended
	September 31,	December 31,	March 31,	June 30,
	2009	2009	2009	2010
Product Sales	$56,007	$67,636	$91,884	$108,451
Agency Sales	3,354	3,600	5,014	7,303
Total Revenues	59,361	71,236	96,899	115,753
Cost of Sales	47,752	57,308	77,376	91,566
Gross Profit	11,609	13,928	19,523	24,187
Operating Expense	545	862	1,440	1,989
Income from Operations	11,064	13,066	18,083	22,198
Other Income (Expenses)
Change in Fair Value of Derivative	(1,056)	(13,220)	(1,207)	18,064
Interest Income (Expense)	(26)	(18)	5	4
Income Before Income Taxes	9,982	(172)	16,881	40,266
Income Tax Expense	(2,777)	(3,403)	(4,784)	(5,745)
Net Income	7,205	(3,575)	12,097	34,521
Foreign Currency Translation	127	6	25	2,143
Comprehensive Income	7,332	(3,569)	12,122	36,664
Net Income	7,205	(3,575)	12,097	34,521
Preferred Stock Dividends	-	(156)	(209)	(145)
Preferred Stock Deemed Dividends	-	(8,643)	-	-
Net Income Attributable to Common Shareholders	7,205	(12,375)	11,888	34,376

Earnings Per Share*
Basic	$0.08	$(0.14)	$0.14	$0.40
Diluted	$0.07	$(0.12)	$0.11	$0.33
*Year-end weighted average shares Annual Basic EPS $0.48 Annual Diluted EPS $0.39

Adjusted Earnings Per Share**
Basic	$0.10	$0.21	$0.16	$0.19
Diluted	$0.08	$0.17	$0.13	$0.16

**Adjusted net of Change in FV & Dividends – (Net Income Attributable to Common Shareholders, $41,094, adjusted to add back the derivative financing charges of Preferred Stock Deemed Dividends $8,644, less Derivative Income $2,581, plus Preferred Stock Dividends $510 equals Adjusted Net Income of $47,667.)

Adjusted Annual Basic EPS      $.55
Adjusted Annual Diluted EPS   $.45

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated for subsequent events between the balance sheet date of June 30, 2010 and September 27, 2010, the date the consolidated financial statements were issued.

During the period from year end June 30, 2010 through September 27, 2010, the holders of Convertible Preferred Stock elected to convert 624,496 shares of preferred stock into 624,496 shares of common stock.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).     CONTROLS AND PROCEDURES. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Cai Yongjun, and Chief Financial Officer, Michael Toups, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Longwei Petroleum Investment Holding Limited is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2010, the Company's internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. The management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

ITEM 9.     OTHER INFORMATION

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Appointment of New Officer

On June 23, 2010, the Company appointed Michael Toups as its Chief Financial Officer.

The following table sets forth the names, ages, and positions of the Company’s executive officers and directors as of June 30, 2010. Executive officers are elected annually by the Company’s Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by the Company’s shareholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Positions and Offices Held
Mr. Cai Yongjun	40	Chief Executive Officer and Director
Mr. Michael Toups	44	Chief Financial Officer
Mr. Xue Yongping	42	Secretary, Treasurer and Director
Mr. Douglas Cole	55	Director
Mr. Gerald DeCiccio	53	Director
Ms. Xiaoping Xue	41	Director

The following summarizes the occupation and business experience for the Company’s officers, directors, and key employees.

Cai Yongjun, Chief Executive Officer and Director

Mr. Cai has been the founder and the Chief Executive of Taiyuan Longwei, the Company's wholly-owned subsidiary, since October 1995.  He has over 16 years experience in the trading, storage and handling of petroleum products. Mr. Cai acts as the general manager overseeing operations on a daily basis.  From 1995 to 1999, Mr. Cai attended Shanxi University where he majored in Business Administration.   Mr. Cai was selected as a director because of his experience in the oil and gas industry in general and the Company’s operations in particular.  He has not served in any other directorships in the last five years.  Mr. Cai has had no involvement in certain legal proceedings as defined by Item 401(f) of Regulation S-K.

Michael Toups, Chief Financial Officer

Mr. Toups was appointed Chief Financial Officer on June 23, 2010.  Mr. Toups is an accounting and corporate finance executive with over 20 years of experience in senior management with specialties in business strategy, M&A and international trade.  He has middle-market corporate finance experience across a variety of industries as both principal and advisor and has served in roles as the COO, CFO, and director of private and publicly traded companies.  Mr. Toups expertise includes PCAOB audits, SEC reporting and Sarbanes-Oxley compliance.  He is also well-versed in Chinese business practices and has directed strategic business planning for Asia-based companies for over 12 years.  Most recently Mr. Toups served as Director of Asia Investment Banking, Midtown Partners & Co. from December 2007 to July 2010 and as the CFO and Director of Nork Lighting, a China-based manufacturer and the largest retailer of high-end residential lighting products in China from December 2007 to July 2010.  From January 2001 to December 2007, he served as president and owner of Peak Crown, a personal services company for the import of products from Asia and business consulting services.  Mr. Toups holds an MBA in Finance from the University of Notre Dame and a BBA in Finance from Texas Christian University.

Xue Yongping, Director, Secretary and Treasurer

Ms. Xue has been director, secretary and treasurer since November 1998 of Taiyuan Longwei, the Company's wholly-owned PRC subsidiary. From August 1994 until November 1998, she was the deputy manager for Taiyuan Hua Xin Trading Company, Ltd., where she served as the deputy general manager.  Taiyuan Hua Xin Trading Company is a wholesale petroleum company engaged in the selling of diesel and gasoline to other wholesale users.  From September 1991 to July 1994, Ms. Xue attended Shanxi Law School where she earned her law degree.  Ms. Xue was selected as a director because of her experience in the oil and gas industry in general and the Company’s operations in particular, including her expertise in PRC law and contracts.  She has not served in any other directorships in the last five years.

Douglas Cole, Director

Mr. Cole was appointed as a director of the Company on March 22, 2010.  Mr. Cole joined the Board as an independent director and has also been appointed to serve on the Company’s Compensation, Nominating and Audit Committees.  Prior to his appointment, and since September 2006, Mr. Cole has worked with Objective Equity LLC a boutique Investment Bank based in New York. Mr. Cole focuses most of his time on initial financing, corporate structure and M&A. From February 2003 to February 2006 Mr. Cole served as the Executive Vice Chairman, Chief Executive Officer and President of TWL Corporation (TWLP.OB) now based in Carrollton, Texas. TWL was a leading provider of integrated learning solutions for compliance, safety, emergency preparedness, continuing education and skill development in the workplace. During the initial phase Mr. Cole acquired similar companies in Australia, Norway, South Africa and the US. He acquired Primedia Workplace Learning from KKR in 2005. Since 1986, TWL Knowledge Group (formally Primedia) has met the training and education needs of more than eight million professionals in the industrial, healthcare, fire and emergency, government, law enforcement and private security markets. The company produces and delivers education and workplace skills training content to organizations via global satellite television, the Internet and traditional media such as DVD, CD ‐ ROM and PC ‐ based, quasi virtual reality simulation platform.  Mr. Cole was selected as a director because of his experience in the US financial markets in general, including his expertise in emerging growth companies.  He has not served in any other directorships in the last five years.

Gerald DeCiccio, Director

Mr. DeCiccio was appointed as a director of the Company on March 22, 2010.  Mr. DeCicco joined the Board as an independent director and has also been appointed to serve on the Company’s Compensation, Nominating and Audit Committees.  Mr. DeCiccio served as a director of Worldwide Energy & Manufacturing USA, Inc.  from June1, 2009 until his resignation on February 18, 2010.  On February 18, 2010, Mr. DeCiccio was appointed as Chief Financial Officer of Worldwide Energy & Manufacturing USA, Inc.  Prior to that he was the Chief Financial Officer and a board member of GTC Telecom Corp. and its subsidiary, Perfexa Solutions, Inc. and Chief Financial Officer for National Telephone & Communications, Inc.  In these roles, he managed the finance, accounting, SEC reporting, treasury, human resources, investor relations, and legal departments.  Mr. DeCiccio also held senior financial roles at Newport Corporation and Parker Hannifin Corporation and was a Supervising Senior Accountant for Ernst and Young. He has also been a member of the Board of Directors and Audit Committee for Interplay Entertainment, Inc. and GT Data Corp.  Mr. DeCiccio was selected as a director because of his experience in the US financial markets in general, including his expertise in accounting, auditing standards and compliance.  In the past five years Mr. DeCiccio has served as director with the following companies: GTC Telecom Corp. and its subsidiary, Perfexa Solutions, Inc.; Worldwide Energy & Manufacturing USA, Inc., including audit committee; Interplay Entertainment, Inc.; and GT Data Corp.

Xiaoping Xue, Director

Ms. Xue was appointed as a director of the Company on March 22, 2010.  Ms. Xue joined the Board as an independent director and has also been appointed to serve on the Company’s Compensation, Nominating and Audit Committees.  Since 2003, Ms. Xue has worked as a self-employed economist and researcher in the field of International Trade.  From August 2002 to January 2003, Ms. Xue worked at the Trade and Industry Bureau of Shanxi Province and From January 1996 to March 2002, she worked at the Beijing Military Region Business Administration Business Bureau.  Ms. Xue received her degree from the Peking University School of Economics.  Ms. Xue  was selected as a director because of her experience in the oil and gas industry in general and the Company’s operations in particular, including her expertise in PRC economics and trade.  She has not served in any other directorships in the last five years.

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

Involvement in Certain Legal Proceedings

To the Company’s knowledge, during the past ten (10) years, none of the Company’s directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law

Director Independence

Our Board of Directors has determined that currently Douglas Cole, Gerald DeCiccio and Xue Xiaoping  qualify as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. – Marketplace Rule 4200.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to partially combine these roles.  Due to the small size of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions partially combined.

Our Audit Committee is primarily responsible for overseeing our risk management processes on behalf of our Board of Directors.  The Audit Committee receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. In addition, the Audit Committee reports regularly to the full Board of Directors, which also considers our risk profile. The Audit Committee and the full Board of Directors focus on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Meetings and Committees of the Board of Directors

Our board of directors held no formal meetings during the most recently completed fiscal year. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Colorado and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Code of Ethics

On March 22, 2010, we adopted a Code of Ethics for our principal executive officers and senior management.  The Code is designed to deter wrongdoing and promote honest and ethical conduct; full and fair disclosure in reports and documents submitted to the SEC; compliance with applicable governmental laws, rules and regulations; and the prompt internal reporting of violations of the code to appropriate persons by our senior management.

Audit Committee

We established an audit committee effective March 22, 2010 along with a financial expert on our audit committee.  These new members are independent. Our audit committee consists of Douglas Cole, Gerald DeCiccio and Xue Xiaoping. Gerald DeCiccio qualifies as "audit committee financial expert," as such term is defined in Item 407(d)(5) of Regulation S-K.

The Audit Committee assists our board in monitoring:

•	our accounting, auditing, and financial reporting processes;

•	the integrity of our financial statements;

•	internal controls and procedures designed to promote our compliance with accounting standards and applicable laws and regulations;

•	and, the appointment and evaluation of the qualifications and independence of our independent auditors.

Gerald DeCiccio, Douglas Cole, and Xue Xiaoping, all of whom are independent directors under SEC rules and the rules of NYSE Amex, are currently serving as members of the Audit Committee. Mr. DeCiccio is our audit committee financial expert. Our board of directors has adopted a written audit committee charter.

Nominating Committee

We established a nominating committee effective March 22, 2010.  These new members are independent. Our nominating committee consists of Douglas Cole, Gerald DeCiccio and Xue Xiaoping.  The purpose of the nominating committee of the board of directors is to recommend to the Board changes in Board composition as well as make recommendations with respect to size and composition of the Board, recommend to the Board on the minimum qualifications and standards for director nominees and review qualifications of potential candidates for the Board. Our board of directors has adopted a written nominating committee charter.

Compensation Committee

We established a compensation committee effective March 22, 2010.  These new members are independent. Our nominating committee consists of Douglas Cole, Gerald DeCiccio and Xue Xiaoping. The compensation committee of the board of directors is responsible for (i) determining the general compensation policies, (ii) establishing compensation plans, (iii) determining senior management compensation and (iv) administering our stock option plans.  Our board of directors has adopted a written compensation committee charter.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed are timely filed for the fiscal years ended June 30, 2010 and 2009, respectively.

INDEMINIFICATION OF OFFICERS AND DIRECTORS

The Company’s directors and officers are indemnified as provided by the Colorado Statutes and the Company’s Bylaws. The Company has agreed to indemnify each of the Company’s directors and certain officers against certain liabilities, including liabilities under the Securities Act of 1933. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to the Company’s directors, officers and controlling persons pursuant to the provisions described above, or otherwise, The Company have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the Company’s payment of expenses incurred or paid by the Company’s director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, The Company will, unless in the opinion of the Company’s counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

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

ITEM 11.     EXECUTIVE COMPENSATION COMPANY UPDATE

Longwei Petroleum Investment Holding Limited Executive Compensation Summary

Summary Compensation Table

The following table shows the compensation awarded or paid to, or earned by the officers and directors of Longwei Petroleum Investment Holding Limited for the years ended June 30, 2010 and 2009, respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Cai Yongjun,	2009	$11,217	-	-	-	-	-	-	$11,217
Chief Executive Officer, Director	2010	6,670	-	-	-	-	-	-	6,670

James Crane, Chief Financial Officer, Principal Accounting	2009	-	-	24,750	-	-	-	-	24,750
Officer (1)	2010	110,000	-	213,500	-	-	-	-	323,500

Xue Yongping, Secretary and	2009	5,229	-	-	-	-	-	-	5,229
Director	2010	5,617	-	-	-	-	-	-	5,617

Michael Toups	2009	-	-	-	-	-	-	-	-
Chief Financial Officer (2)	2010	4,000	-	-	-	-	-	-	4,000

Douglas Cole	2009	-	-	-	-	-	-	-	-
Director (3)	2010	2,500	-	15,180	-	-	-	-	17,680

Gerald DeCiccio	2009	-	-	-	-	-	-	-	-
Director (4)	2010	5,835	-	30,360	-	-	-	-	36,195

Xue Xiaoping	2009	-	-	-	-	-	-	-	-
Director (5)	2010	12,500	-	-	-	-	-	-	12,500

(1)   Mr. Crane resigned as Chief Financial Officer on June 16, 2010.  On June 30, 2009 Mr. Crane entered into a consulting agreement with the Company whereby he was awarded 25,000 common shares valued at $24,750.  On October 26, 2009, Mr. Crane entered into a new consulting agreement with the Company whereby he was awarded 100,000 common shares valued at $214,000.

(2) Mr. Toups was appointed as Chief Financial Officer on June 23, 2010.

(3)  Mr. Cole was appointed as a director on March 22, 2010.  On February 16, 2010 Mr. Cole entered into a consulting agreement with the Company whereby he was awarded 6,000 common shares valued at $15,180.

(4)  Mr. DeCiccio was appointed as a director on March 22, 2010.  On February 16, 2010, Mr. DeCiccio entered into a consulting agreement with the Company whereby he was awarded 12,000 common shares valued at $30,360.

(5) Ms. Xue was appointed as a director on March 22, 2010.

Director Compensation

The Company’s directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.  We have entered into consulting agreements with two independent directors, Gerald DeCicco and Doug Cole, detailed below under “Employment Agreements.”

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

On June 18, 2010, the Company entered into a consulting agreement with its new Chief Financial Officer, Michael Toups.  The agreement is for a twelve month term.  Under the terms of the agreement, the Chief Financial Officer is to be compensated $10,000 per month.  He is also to receive a share award of 60,000 shares of common stock valued at $126,600 under the following terms, 15,000 shares of the Company’s common stock shall vest and be issued on the last day of each calendar quarter for services rendered during that quarter, beginning September 30, 2010.  Since the shares are not issued or do not vest until September 30, 2010, no charge to stock based compensation was recorded for the year ended June 30, 2010.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after September 27, 2010 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding the Company’s common stock beneficially owned on September 28, 2010, for (i) each shareholder known to be the beneficial owner of 5% or more of the Company’s outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group, after the closing of the Share Exchange Agreement.

		(1)
Name and Address of Beneficial Owner (2)	Number of Shares Beneficially Owned	Percentage of Class
Cai Yongjun (3)	34,500,000	37.0%
Xue Yongping (4)	34,500,000	37.0%
Michael Toups (5)	-	-
Gerald DeCiccio (6)	6,000	*
Douglas Cole (7)	3,000	*
Xue Xiaoping (8)	-	-
All Directors and Officers (6 Persons)	69,009,000	74%

(1) Based upon 93,256,266 shares of stock issued and outstanding as of September 27, 2010
(2) Unless otherwise stated, the address for all the officers and directors is No.30 Guanghua Street, Xiaojingyu Xiang, Wanbailin District Taiyuan City, Shanxi Province, Shanxi, China.
(3) Cai Yongjun is the Chief Executive Officer and Chairman of the Board of Directors of Longwei Petroleum Investment Holding Limited.
(4) Xue Yongping is Secretary and Director of Longwei petroleum Investment Holding Limited.

(5)  Michael Toups is the Chief Financial Officer of Longwei Petroleum Investment Holding Limited.  Mr. Toups is entered into an agreement on June 18, 2010 with the Company, which among other compensation grants him 60,000 shares annually to be vested during the year ended June 30, 2011.

(6)  Mr. DeCiccio is a director of Longwei Petroleum Investment Holding Limited.  Mr. DeCiccio entered into an agreement on February 16, 2010 with the company, which among other compensation grants him 12,000 shares to be vested in the year ended June 30, 2010. To date, subsequent to year end June 30, 2010, Mr. DeCiccio has been issued 6,000 shares under this agreement.

(7)  Mr. Cole is a director of Longwei Petroleum Investment Holding Limited.  Mr. Cole entered into an agreement on February 16, 2010 with the company, which among other compensation grants him 6,000 shares to be vested in the year ended June 30, 2010.  To date, subsequent to year end June 30, 2010, Mr. Cole has been issued 3,000 shares under this agreement.

(8) Ms. Xue is a director of Longwei Petroleum Investment Holding Limited.

*      Less than 1%

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s consolidated financial statements for the year ended June 30, 2010, the Company was billed $118,450 for professional services rendered for the audit of the Company’s consolidated financial statements, review of the Company’s quarterly financial statements and corporate tax return.

Audit-Related Fees

The Company paid $113,450 to its auditor, Child, Van Wagoner & Bradshaw PLLC, for the year ended June 30, 2010.

Tax Fees

The Company paid $5,000 to its auditor, Child, Van Wagoner & Bradshaw PLLC, for tax services for the year ended June 30, 2010.

All Other Fees

The Company did not incur any other fees related to services rendered by its principal accountant for the year ended June 30, 2010.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement for Share Exchange dated October 10, 2007, by and between Tabatha II, Inc. and Longwei Petroleum Investment Holding Limited and the Shareholders of Longwei Petroleum Investment Holding Limited (herein incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2007).

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

3.4
Certificate of Designation for the Company’s Series A Convertible Preferred Stock (herein incorporated by reference to Exhibit 10.3 from Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2009).

4.1
Form of Common Stock Purchase Warrant issued in the October 2009 Private Placement (herein incorporated by reference to Exhibit 10.4 from Form 8-K filed with the Securities and Exchange Commission on November 2, 2009).

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

10.7
Consulting Agreement as of June 30, 2009 by and between Longwei Petroleum Investment Holding Limited and James Crane (herein incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on July 10, 2009).

10.8
Form of Securities Purchase Agreement, dated October 29, 2009 by and between  Longwei Petroleum Investment Holding Limited and the investors signatory thereto (herein incorporated by reference to Exhibit 10.1 from Form 8-K filed with the Securities and Exchange Commission on November 2, 2009).

10.9
Form of Registration Rights Agreement, dated October 29, 2009 by and between  Longwei Petroleum Investment Holding Limited and the investors signatory thereto (herein incorporated by reference to Exhibit 10.1 from Form 8-K filed with the Securities and Exchange Commission on November 2, 2009).

10.10
Form of Make Good Escrow Agreement, dated October 29, 2009 by and between  Longwei Petroleum Investment Holding Limited and the investors signatory thereto (herein incorporated by reference to Exhibit 10.5 from Form 8-K filed with the Securities and Exchange Commission on November 2, 2009).

10.11
Consulting Agreement as of October 26, 2009 by and between Longwei Petroleum Investment Holding Limited and James Crane (herein incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on November 10, 2009).

10.12
Consulting Agreement as of February 16, 2010 by and between Longwei Petroleum Investment Holding Limited and Gerald DeCiccio (herein incorporated by reference from Form 10-Q filed with the Securities and Exchange Commission on May 17, 2010).

10.13
Consulting Agreement as of February 16, 2010 by and between Longwei Petroleum Investment Holding Limited and Douglas Cole (herein incorporated by reference from Form 10-Q filed with the Securities and Exchange Commission on May 17, 2010).

10.14
Consulting Agreement as of June 18, 2010 by and between Longwei Petroleum Investment Holding Limited and Michael Toups (herein incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on June 25, 2010).

14	Code of Ethics (herein incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on March 24, 2010).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Principal Executive Officers of Longwei Petroleum Investment Holding Limited
Date: September 28, 2010	By:	/s/ Cai Yongjun
Cai Yongjun, Chief Executive Office (Principal Executive Officer)

	By:	/s/ Michael Toups
Michael Toups Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Cai Yongjun	Chief Executive Officer, Director	September 28, 2010
Cai Yongjun	(Principal Executive Officer)

By: /s/ Michael Toups	Chief Financial Officer	September 28, 2010
Michael Toups	(Principal Financial and Accounting Officer)

By: /s/ Yongping Xue	Director Secretary and Treasurer	September 28, 2010
Yongping Xue

By: /s/ Gerald DeCiccio	Director	September 28, 2010
Gerald DeCiccio

By: /s/ Douglas Cole	Director	September 28, 2010
Douglas Cole

By: /s/ Xue Xiaoping	Director	September 28, 2010
Xue Xiaoping