Form 10-Q
period 2010-09-30
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2010-11-15
CIK 1111817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

As of November 15, 2010, the registrant had 97,568,140 shares of its common stock issued and outstanding.

TABLE OF CONTENTS

		PAGE
	PART I
ITEM 1.	Condensed Consolidated Financial Statements	F-1
	Condensed Consolidated Balance Sheet as of September 30, 2010 (Unaudited) and June 30, 2010	F-1
	Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three Months Ended September 30, 2010 and September 30, 2009	F-2
	Unaudited Condensed Consolidated Statement of Cash Flows for the Three Months Ended September 30, 2010 and September 30, 2009	F-3
	Notes to the Unaudited Condensed Consolidated Financial Statements	F-4
ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	3
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	8
ITEM 4.	Controls and Procedures	8

	PART II
ITEM 1.	Legal Proceedings	8
ITEM 1A.	Risk Factors	8
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
ITEM 3.	Defaults Upon Senior Securities	9
ITEM 4.	Removed and Reserved	9
ITEM 5.	Other Information	9
ITEM 6	Exhibits	9

	SIGNATURES	10

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Longwei Petroleum Investment Holding Limited and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2010	June 30, 2010
Assets	(In Thousands)
Current Assets:
	(Unaudited)
Cash	$11,897	$10,125
Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 in 2010 and $0 in 2009	29,907	25,837
Inventories	38,825	33,745
Advances to Suppliers	78,694	74,287

Total Current Assets	159,323	143,994

Property Plant and Equipment, Net	45,790	43,577

Total Assets	$205,113	$187,571

Liabilities and Stockholders' Equity
Current Liabilities:

Accounts Payable	$425	$578
Warrant Derivative	12,491	2,084
Taxes Payable	5,937	7,129

Total Current Liabilities	18,853	9,791

Total Liabilities	18,853	9,791

Stockholders' Equity:

Preferred Stock, No Par Value, 100,000,000 Shares Authorized; 6,221,141 and 6,934,273 Issued and Outstanding as of September 30, 2010 and June 30, 2010	2,846	3,172
Common Stock, No Par Value; 500,000,000 Shares Authorized; 93,370,617 and 92,633,485 Issued and Outstanding as of September 30, 2010 and June 30, 2010	21,244	20,887
Deferred Stock Based Compensation	(1,043)	(1,238)
Additional Paid-in Capital	8,644	8,644
Retained Earnings	138,911	134,124
Other Comprehensive Income	15,658	12,191

Total Stockholders' Equity	186,260	177,780

Total Liabilities and Stockholders' Equity	$205,113	$187,571

The accompanying notes to these consolidated financial statements are an integral part of these balance sheets.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income

	For the Three Months Ended September 30,
	2010	2009
	(In Thousands, Except Per Share Data)

Net Sales	$113,348	$59,361

Cost of Sales	91,250	47,752

Gross Profit	22,098	11,609

Operating Expenses	1,556	545

Operating Income	20,542	11,064

Derivative Income (Expense)	(10,406)	(1,056)
Interest Income	3	5
Interest Expense	-	(31)

Income Before Income Tax Expense	10,139	9,982

Income Tax Expense	(5,245)	(2,777)

Net Income	4,894	7,205

Foreign Currency Translation Adjustment	3,467	127

Comprehensive Income	$8,361	$7,332

Net Income	$4,894	$7,205
Preferred Stock Dividends	(107)	-

Net Income Attributable to Common Shareholders	$4,787	$7,205

Earnings per Common Share:
Basic	$0.05	$0.09

Diluted	$0.04	$0.08

Weighted Average Common Shares Outstanding:
Basic	93,167,952	82,321,110

Diluted	114,494,959	85,465,029

The accompanying notes to consolidated financial statements are an integral part of these statements.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended September 30,
	2010	2009
	(In Thousands)
Cash Flows From Operating Activities:
Net Income	$4,894	$7,205

Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	468	77
Stock Based Compensation	227	25
Change in Warrant Derivative Liability	10,406	1,056
(Increase) Decrease in Assets:
Accounts Receivable	(3,600)	(611)
Inventories	(4,469)	(202)
Advances to Suppliers	(3,143)	1,090
Increase (Decrease) in Liabilities:
Accounts Payable	(158)	(622)
Taxes Payable	(1,294)	1,547
Other Current Liabilities	-	-
Net Cash Provided By (Used in) Operating activities	3,331	9,565

Cash Flows From Investing Activities:
Purchase of Land and Buildings	(1,943)	(7,644)
Net Cash Provided By (Used in) Investing Activities	(1,943)	(7,644)

Cash Flows From Financing Activities:
Repayment of Debt	-	-
Proceeds from Preferred Stock Sale	-	-
Proceeds from Common Stock Sale	-	76
Proceeds from the Exercise of Warrants	-	-
Payment of Dividends	(107)	-
Net Cash Provided By (Used in) Financing Activities	(107)	76

Effect of Exchange Rate Changes in Cash	491	127

(Decrease) Increase in Cash	1,772	2,124

Cash, Beginning of Period	10,125	7,308

Cash, End of Period	$11,897	$9,432

Supplemental Cash Flow Information:
Cash Paid During the Period for
Interest, Net of Amounts Capitalized	$-	$76
Income Taxes	$5,946	$1,230
Supplemental Schedule of Noncash Investing and Financing Activities:
Conversion of Preferred Stock into Common Stock	$326	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

 Longwei Petroleum Investment Holding Limited and Subsidiaries
Footnotes to the Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2010 and 2009

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

Subsidiaries	State and Countries Registered In	Percentage of Ownership
Longwei Petroleum Investment Holding Limited	British Virgin Islands	100.00%
Taiyuan Yahua Energy Conversion Ltd.	People’s Republic of China	100.00%
Taiyuan Longwei Economy & Trading Ltd.	People’s Republic of China	100.00%
Shanxi Heitan Zhingyou Petrochemical Co., Ltd	People’s Republic of China	100.00	%(a)

(a)
A total of 95% of the ownership units are held by the Company. The remaining 5% of the ownership units are held in trust by an individual who is also an employee of the Company. This ownership structure is organized as such due to PRC business ownership laws.

Management’s Representation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the SEC.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements at June 30, 2010 as filed in the Company Form 10-K filed with the SEC on September 28, 2010.

Use of Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We base these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events.  These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results may differ from management’s estimates.  The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

Total comprehensive income is defined as all changes in stockholders’ equity during a period, other than those resulting from investments by and distributions to stockholders (i.e. issuance of equity securities and dividends).  Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation. The gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income. The total comprehensive income represents the activity for a period net of related tax and was a gain of $3,467,289 and a gain of $127,000 for the three month periods ended September 30, 2010 and 2009, respectively.

Accumulated other comprehensive income related to the foreign currency translation in the consolidated statement of shareholders’ equity amounted to $15,657,848 and $12,190,559 as of September 30, 2010 and June 30, 2010, respectively.  The balance sheet amounts with the exception of equity at September 30, 2010 and June 30, 2010 were translated at RMB 6.6981 to $1.00 USD and at RMB 6.8086 to $1.00 USD, respectively.  The average translation rates applied to income and cash flow statement amounts for the three month periods ended September 30, 2010 and 2009 were at RMB 6.7803 to $1.00 USD and RMB 6.8411 to $1.00 USD, respectively.

Concentration of Risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions or state owned banks within the PRC, which do not provide for insurance against lost funds.  The Company also maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US.  Balances at financial institutions or state owned banks within the PRC are not insured and amounted to $11,918,407 and $9,959,080 at September 30, 2010 and June 30, 2010, respectively.  As of September 30, 2010 and June 30, 2010, the Company did not have deposits in excess of federally insured limits in its US bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs.  The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.  The Company had a warrant derivative liability carried at fair value on a recurring basis at September 30, 2010.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as reported during the three months ended September 30, 2010, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2010
Warrant Derivative Liability	$-	$12,490,527	$-	$12,490,527

Total	$-	$12,490,527	$-	$12,490,527

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

Reclassification

Certain reclassifications have been made to the consolidated financial statements as of June 30, 2010 and for the three months ended September 30, 2009 in order to be comparable with the condensed consolidated financial statements as of and for the three months ended September 30, 2010. These reclassifications had no effect on net loss or cash flows as previously reported.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) ASU No. 2010-09 (ASC Topic 855), which amends Subsequent Events Recognition and Disclosures, ASU No. 2009-16 (ASC Topic 860), which amends Accounting for Transfer of Financial Assets, ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-08, Earnings per Share, ASU No. 2009-12(ASC Topic 820), Investments in Certain Entities That Calculate Net Asset Value per Share, and various other ASU’s No. 2009-2 through ASU No. 2010-19 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company, or their effect on the financial statements would not have been significant.

In April 2010, the FASB issued Accounting Standard Update, 2010-17, Revenue Recognition-Milestone Method (Topic 605): “Milestone Method of Revenue Recognition-a consensus of the FASB Emerging Issues Task Force.” This is an update regarding the milestone method of revenue recognition. The scope of this update is limited to arrangements that include milestones relating to research or development deliverables. The update specifies criteria that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The criteria apply to milestones in arrangements within the scope of this update regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting.  The update will be effective for fiscal years, and interim periods within those years, beginning on or after September 15, 2010. Early application is permitted. Companies can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. This update is not expected to have a material impact on the Company’s financial statements.

In March 2010, the FASB issued Accounting Standard Update, 2010-13, Compensation-Stock Compensation (Topic 718): “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades-a consensus of the FASB Emerging Issues Task Force.” This is an update regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity security trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The update will be effective for interim and annual periods beginning on or after December 15, 2010, will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This update is not expected to have a material impact on the Company’s financial statements.

Other accounting standards have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the Company’s financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company has no rent expense or lease commitments for the three month periods ended September 30, 2010 and 2009.

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices.  No material annual loss is expected from these commitments.

The Company has advances to several refineries for inventory in the amount of $78,694,210, as of September 30, 2010, which will be offset against future purchases from the suppliers.

Make Good Security Escrow Agreement

In conjunction with the October 2009 Financing, the Company entered into a make good escrow agreement with the Investors (the “Securities Escrow Agreement”), pursuant to which the Company’s two majority shareholders initially placed 13,499,274 shares of Common Stock (equal to 100% of the number of shares of Common Stock underlying the Make Good Shares) (the “Escrow Shares”) into an escrow account. The Escrow Shares had been held as security for the achievement of a milestone of $23,900,000 in audited net income for the fiscal year ending June 30, 2010 (the “2010 Performance Threshold”). The Company exceeded the 2010 Performance Threshold and the Escrow Shares have been released back to the majority shareholders.

In accordance with FASB ASC Topic 718, Compensation – Stock Compensation, when the shares were released back to the two principal shareholders the event was recorded as a reduction of financing proceeds in an amount equal to the fair market price of the common stock on the date of the Securities Escrow Agreement, October 29, 2009.  Such reduction was debited to additional paid in capital and was fully offset by the corresponding credit to additional paid in capital, resulting in no net change in stockholder’s equity recorded on the balance sheet as follows:

Debit – Additional Paid In Capital	$26,998,548
Credit – Additional Paid In Capital	$26,998,548

On October 29, 2009 the Company, along with the Company’s two principal shareholders entered into the Securities Escrow Agreement with the Investors for the sole purpose of providing additional assurance for the Company's future financial success.  The Company and the two principal shareholders entered into the Agreement and reasonably believed the Company would achieve the contracted financial 2010 Performance Threshold for the year ended June 30, 2010.  At year ended June 30, 2010 the Company has achieved the 2010 Performance Threshold as published in its audited financial statements and the escrowed shares have been released back to the two principal shareholders. The Company does not believe the fair value of the escrowed shares should be recognized as compensation or an expense. According to SEC Staff Announcement Topic No. D-110, to overcome the presumption that the release of shares is compensatory, the Company is required to: “...consider the substance of the arrangement, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment. For example, as a condition of a financing transaction, investors may request that specific significant shareholders, who also may be officers or directors, participate in an escrowed shares arrangement. If the escrowed shares will be released or canceled without regard to continued employment, specific facts and circumstances may indicate that the arrangement is in substance an inducement made to facilitate the transaction on behalf of the company, rather than as compensatory. In such cases, the SEC staff generally believes that the arrangement should be recognized and measured according to its nature and reflected as a reduction of the proceeds allocated to the newly-issued securities.”

The Securities Escrow Agreement is clearly not entered into for purposes related to, or contingent upon, continued employment of the key executives. The sole reason for the Company and the two principal shareholders to escrow shares was to induce the Investors to close the financing transaction. Therefore, management believes the fair value of the escrow shares (determined by the fair market price of the common stock on the date of the Securities Escrow Agreement), when released back to the two principal shareholders, should be recorded as reduction of the financing proceeds. Such reduction will be debited to the account of additional paid-in capital and will be fully offset by the corresponding credit to the additional paid-in capital, resulting in no net change in stockholder’s equity on the balance sheet.  If the 2010 Performance threshold had not been met, the escrowed shares would have been forfeited on a prorate basis and delivered to the Investors, and would have been accounted for as a recapitalization transaction.  The Company does not expect the release of the shares held in escrow will result in any future income or expense being recognized in the Company’s financial statements.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if an allowance for doubtful accounts is necessary and adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Through the date of these financial statements, the Company has never experienced a significant bad debt.  As a result, no allowance for doubtful accounts has been recorded. Trade accounts receivable at September 30, 2010 and June 30, 2010 consisted of the following:

	September 30, 2010 (in thousands)	June 30, 2010 (in thousands)

Trade Accounts Receivable	$29,907	$25,837
Less: Allowance for Doubtful Accounts	-	-
Totals	$29,907	$25,837

NOTE 5 – INVENTORIES

As of September 30, 2010 and June 30, 2010, inventory consisted of significant quantities of diesel and gasoline, among others, as outlined herein:

	September 30, 2010 (in thousands)	June 30, 2010 (in thousands)

Diesel	$19,208	$19,775
Gasoline	17,754	12,539
Fuel Oil	878	800
Solvents	985	631
Total	$38,825	$33,745

NOTE 6 – ADVANCES TO SUPPLIERS

As of September 30, 2010 and June 30, 2010, advances to suppliers consisted of significant deposits on account with the Company’s refinery partners.  The deposits are held by the Company’s refinery partners to ensure that the delivery of inventory to the Company is made in a timely manner.  The Company attempts to maintain a significant balance on account with refinery partners with the expectation of receiving preferential pricing and delivery from our suppliers.

	September 30, 2010 (in thousands)	June 30, 2010 (in thousands)

Advances to Suppliers	$78,694	$74,287
Other	-	-
Total	$78,694	$74,287

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2010 (in thousands)	June 30, 2010 (in thousands)

Land and Buildings	$46,059	$44,394
Machinery and Production Equipment	3,507	2,814
Railway	1,864	1,448
Motor Vehicles	215	215
Total Property, Plant and Equipment	51,645	48,871
Accumulated Depreciation	(5,855)	(5,294)
Total	$45,790	$43,577

Depreciation expense for the three months ended September 30, 2010 and 2009 was $468 and $77, respectively.

NOTE 8 – TAXES

Taxes payable consisted of the following:

	September 30, 2010 (in thousands)	June 30, 2010 (in thousands)

Income Tax Payable	$5,213	$5,827
Value Added Tax Payable	643	1,255
Business Taxes and Other Payables	81	47
Total	$5,937	$7,129

NOTE 9 – PREFERRED STOCK - OCTOBER 2009 FINANCING

On October 29, 2009 (the “Closing Date”), the Company entered into a securities purchase agreement (the “Purchase Agreement”), with several investors, including institutional, accredited and non-US persons and entities (the “Investors”), pursuant to which the Company issued and sold units, comprised of its newly designated Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), and warrants (the “Investor Warrants”), for a purchase price of US$1.10 per unit (the “October 2009 Financing”).  The Company sold 13,499,274 units in the aggregate, which included (i) 13,499,274 shares of Series A Preferred Stock and (ii) Warrants to purchase an additional 13,499,274 shares of common stock at an exercise price of US$2.255 per share (the “Exercise Price”) with a three-year term.  Gross proceeds totaled $14,849,201, or net proceeds of $12,381,281 net of issuance costs of $2,467,920.  The Company’s placement agent received (i) a placement fee in the amount equal to 6% of the gross proceeds, (ii) 50,000 shares of the Company’s common stock valued $102,500 and (iii) warrants to purchase up to 1,349,927 shares of common stock at the Exercise Price with a three-year term (“Placement Agent Warrants” and together with the Investor Warrants, the “Warrants”). An additional 105,000 shares of the Company’s common stock valued at $215,250 were issued to other third parties who provided assistance with the capital raise.

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

Accounting for the Warrants

The Company analyzed the Warrants in accordance with ASC Topic 815 to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and, if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The Company adopted the provisions of ASC Topic 815 subtopic 40 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC Topic 815 subtopic 40”) on July 1, 2009, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting ASC Topic 815 subtopic 40, the Company concluded that the Warrants issued in the October 2009 Financing should be treated as a derivative liability because the Warrants are entitled to a price adjustment provision to allow the Conversion Price to be reduced in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable Exercise Price or without consideration, which is typically referred to as a “down-round protection” or “anti-dilution” provision.  According to ASC Topic 815 subtopic 40, the “down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants to fail to be qualified as indexed to the Company’s own stock and then to fail to meet the scope exceptions of ASC Topic 815. Therefore, the Company accounted for the Warrants as derivative liabilities under ASC Topic 815 (codification of EITF 00-19).  Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings under the other income/expense in the consolidated statement of operations at each reporting period.  During the three month period ended September 30, 2010, the Company recorded a loss on warrant re-valuation of $10,406,396.  During the three month period ended September 30, 2009, the Company recorded a loss on warrant re-valuation of $1,056,000.

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

October 2009 Financing Warrants - Valuation Inputs
Attribute	September 30, 2010	June 30, 2010	October 29, 2009
Stock Price	$2.29	$1.95	$2.05
Risk Free Interest Rate	0.65%	1.13%	1.50%
Volatility	84.0%	80.1%	63.9%
Exercise Price	$2.255	$2.255	$2.255
Dividend Yield	0%	0%	0%
Contractual Life (Years)	2.11	2.36	3
Fair Market Value	$12,490,527	$2,084,131	$7,327,517

Allocation of the Proceeds at Commitment Date and Re-Measurement as of September 30, 2010

In accordance with ASC Topic 470-20, “Debt with Conversion and Other Options,” the gross proceeds of $14,849,201 from the October 2009 Financing were first allocated to the warrant derivative based on its fair value of $7,327,517 with the residual value of $7,521,684 allocated to the Series A Preferred Stock as of October 29, 2009.  The remeasured fair value of the Investor Warrants as of September 30, 2010 was $12,490,527.

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

Key Terms of October 2009 Financing - Filed in 8K

Additional key terms of the Series A Preferred Stock sold by the Company in the October 2009 Financing were filed in a Form 8-K on November 2, 2009 to provide the complete contractual terms and actual copies of the documents associated with the October 2009 Financing.

Stock Warrant Activity

The following is a summary of the Company’s stock warrant activity through September 30, 2010, only one class of warrants outstanding - related to the October 2009 Financing stock warrants, adjusted for any changes in the exercise price of the stock warrants:

	Stock Warrants	Weighted Average Exercise Price
Outstanding – June 30, 2010	14,849,201	$2.255
Exercisable – June 30, 2010	14,849,201	$2.255
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2010	14,849,201	$2.255
Exercisable – September 30, 2010	14,849,201	$2.255

The following is a summary of the Company’s stock warrants outstanding as of September 30, 2010, only one class of warrants outstanding – related to the October 2009 Financing stock warrants, adjusted for any changes in the exercise price of the stock warrants:

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.255	14,849,201	2.11 years	$2.255	14,849,201	$2.255

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 600,000,000 shares, in aggregate, consisting of 500,000,000 shares of common stock, no par value, and 100,000,000 shares of preferred stock, no par value. The Company's current Certificate of Incorporation authorizes the Board of Directors (the “Board”) to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of September 30, 2010, 6,221,141 shares of the Company’s preferred stock and 93,370,617 shares of the Company’s common stock were issued and outstanding.  As of June 30, 2009, 6,934,273 shares of the Company’s preferred stock and 92,633,485 shares of the Company’s common stock were issued and outstanding.

Recent Sale of Securities

Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

During July 2010, the holders of Convertible Preferred Stock elected to convert 613,781 shares of preferred stock into 613,781 shares of common stock.

During August 2010, the holders of Convertible Preferred Stock elected to convert 10,714 shares of preferred stock into 10,714 shares of common stock

During September 2010, the holders of Convertible Preferred Stock elected to convert 88,637 shares of preferred stock into 88,637 shares of common stock.

On September 30, 2010, the Chief Financial Officer earned and was vested in 15,000 shares of common stock as part of his June 18, 2010 consulting agreement.

NOTE 11 – EARNINGS PER SHARE

FASB ASC Topic 260, earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

The Company only has common stock and the following convertible instruments outstanding at September 30, 2010:

1.	6,221,141 Preferred Shares – convertible on a 1:1 basis for common shares
2.	14,849,201 October 2009 Financing Warrants – exercisable at $2.255 per share
3.	54,000 Common Shares – issuable to officers and directors under agreement

Total number of Dilutive Shares outstanding as of September 30, 2010 was 21,124,342 common shares.

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

The following table sets forth the computation of basic and dilutive net income per share:

	(In Thousands, Except Per Share Data) For the Three Months Ended September 30,
	2010	2009

Net income (loss) attributable to common stockholders	$4,787	$7,205

Basic weighted average outstanding shares of common stock	93,168	82,321
Weighted number of dilutive shares	21,327	3,144
Diluted weighted average common stock and common stock equivalents	114,495	85,465

Earnings (loss) per share:
Basic	$0.05	$0.09
Fully Dilutive	$0.04	$0.08

NOTE 12 - SEGMENT INFORMATION

The Company operates under the following business segments:

1.	Product Sales - The Company purchases and sells diesel, gasoline, fuel oil and solvents in the PRC.
2.	Agency Fees - The Company acts as an agent in the purchase and sale of the Products by other intermediaries in the PRC.

(In Thousands) Three Months Ended September 30, 2010	Product Sales	Agency Sales	Consolidated Total
Net Sales	$107,486	$5,862	$113,348
Cost of Sales	91,250	-	91,250
Operating Income	14,680	5,862	20,542
Segment Assets	205,113	-	205,113
Segment Liabilities	18,853	-	18,853

(In Thousands) Three Months Ended September 30, 2009	Product Sales	Agency Sales	Consolidated Total
Net Sales	$56,006	$3,355	$59,361
Cost of Sales	47,340	412	47,752
Operating Income	8,121	2,943	11,064
Segment Assets	129,556	-	129,556
Segment Liabilities	7,909	-	7,909

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

Agency Fees

Agency fee revenues consist of fees charged to intermediaries who lack the required licenses to purchase directly from refineries. The Company allocates a portion of its purchasing quota to these customers for a fee similar to a sales commission. Agency fee revenues are recognized when there is evidence of an arrangement that specifies pricing and irrevocable allocation of a portion of the Company’s purchase quota and collection has occurred. Cost of agency fee service revenues may consists of selling commission, transportation or other costs, if any, associated with the agency fee arrangement.  For year ended June 30, 2010 and thereafter, the Company stopped transporting or handling the Products associated with the agency sales and only acted in a broker capacity allowing other intermediaries to use its licenses to take possession of the Products.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated for subsequent events between the balance sheet date of September 30, 2010 and November 15, 2010, the date the unaudited condensed consolidated financial statements were issued.

During the period from first quarter ended September 30, 2010 through November 15, 2010, the holders of Convertible Preferred Stock elected to convert 3,643,225 shares of preferred stock into 3,643,225 shares of common stock.

During the period from first quarter ended September 30, 2010 through November 15, 2010, the holders of October 2009 Financing Warrants elected to exercise 1,961,819 Warrants on a cashless basis into 647,955 shares of common stock.

During the period from first quarter ended September 30, 2010 through November 15, 2010, the holders of October 2009 Financing Warrants elected to exercise 366,545 Warrants for $826,559 into 366,545 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS.

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to create innovative technology products, our ability to continue to generate new business based on our sales and marketing efforts, referrals and existing relationships, our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section included in our Form 10-K for the year ended June 30, 2010, as filed with the Securities and Exchange Commission on September 28, 2010. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed in any forward-looking statements. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Highlights and Executive Summary

Longwei Petroleum Investment Holding Limited (the “Company”) is an energy company engaged in the wholesale distribution of finished petroleum products in the People’s Republic of China (the “PRC”).  Our oil and gas operations consist of transporting, storage and selling finished petroleum products, entirely in the PRC.  We purchase diesel, gasoline, fuel oil and solvents (the “Products”) from various petroleum refineries in the PRC. Our headquarters are located in Taiyuan City, Shanxi Province (“Taiyuan”). The Company has a storage capacity for its Products of 120,000 metric tons located at its fuel depot storage facilities in Taiyuan and in Gujiao, Shanxi (“Gujiao”), 50,000 metric tons and 70,000 metric tons of capacity respectively at each location. The Gujiao facility was acquired in January of 2009 and commenced operations in January of 2010. The Company is 1 of 3 licensed intermediaries in Taiyuan and the sole licensed intermediary in Gujiao that operates its own large scale storage tanks. The Company has the necessary licenses to operate and sell Products not only in Shanxi but throughout the entire PRC. The Company seeks to earn profits by selling its Products at competitive prices with timely delivery to coal mining operations, power supply customers, large-scale gas stations and small, independent gas stations. The Company also earns revenue under an agency fee by acting as a purchasing agent for other intermediaries in Shanxi, and through limited sales of diesel and gasoline at two retail gas stations, each located at the Company’s facilities. The sales price and the cost basis of the Company’s products are largely dependent on regulations and price control measures instituted and controlled by the PRC government as well as the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond the Company’s control.

The Company was incorporated under the laws of the State of Colorado on March 17, 2000 as Tabatha II, Inc.  On October 12, 2007, the Company changed its name to Longwei Petroleum Investment Holding Limited.

 (All numbers referenced are "in thousands,” except price per metric ton “mt”)

Revenues

For the three months ended September 30, 2010, we reported revenues of $113,348, an increase of $53,987 or 91% from revenues of $59,361 reported for the three months ended September 30, 2009.  We continued to expand our customer base and distribution platform.  Our Taiyuan and Gujiao fuel storage depots generated revenues of $66,021 and $41,466, respectively, and we earned an additional $5,862 in agency fees during the three months ended September 30, 2010.  During this period our product mix was evenly split between diesel and gasoline sales.  The sales increase was primarily due to the addition of our Gujiao facility, which began operations in January of 2010.  The weighted average sales price per metric ton (“mt”) of product sold increased approximately 17% to $905mt from $774mt during the three months ended September 30, 2010 and 2009, respectively.

Costs of Sales

Costs of sales for the three months ended September 30, 2010 were $91,250 as compared to $47,752 for the three months ended September 30, 2009.  The increase of $43,498 or 91% was directly attributable to the increase in sales. The Company’s gross profit remained flat at 20% of revenues, for the three months ended September 30, 2010 and 2009. The average cost per metric ton of product the Company purchases have been steadily increasing in recent quarters and we have carefully managed our inventory levels to adjust to pricing fluctuations.  The weighted average cost basis per metric ton (“mt”) of product sold increased approximately 16% to $762mt from $656mt during the three months ended September 30, 2010 and 2009, respectively.

Operating Expenses

Operating expenses for the three months ended September 30, 2010 increased to $1,556 from $545 for the three months ended September 30, 2009.  The increase of $1,011 or 186% was primarily due to higher depreciation expense associated with Gujiao facility and public company expenses associated with legal, accounting, insurance and other professional fees.  As a percentage of sales, operating expenses remained approximately 1% of sales during the three months ended September 30, 2010 and 2009, respectively.

Operating Income

Operating income for the three months ended September 30, 2010 increased $9,478 or 86% to $20,542 from $11,064 for the three months ended September 30, 2009, primarily driven by strong revenue growth, and inventory and cost management.

Income Before Taxes

Income before taxes for the three months ended September 30, 2010 increased $157 or 2% to $10,139 from $9,982 for the three months ended September 30, 2009, primarily due to the increase in other expenses associated with the accounting for the warrant derivative liability.

Other expense for the three months ended September 30, 2010 increased $9,350 or 885% to $10,406 from $1,056 for the three months ended September 30, 2009.  In accordance with GAAP, we recorded a noncash expense for the change in the fair value of the warrant derivative. The financial instrument classified as derivatives consisted of stock warrants issued in connection with our October 2009 Financing.  The warrants have a three year term that expire October 29, 2012 and have an exercise price per share of $2.255.  If the noncash adjustment had not been required, our income before taxes would have been $20,545, which would represent an increase of 86% for the three months ended September 30, 2010, as compared to $11,038 for the three months ended September 30, 2009.

Income tax expense for the three months ended September 30, 2010 increased $2,468 or 89% to $5,245 from $2,777 for the three months ended September 30, 2009, due to the increase in operating income earned during the period.

Net Income

Net income for the three months ended September 30, 2010 decreased $2,311 or 47% to $4,894 from $7,205 for the three months ended September 30, 2009, due to the reasons set forth above regarding the noncash charge related to the accounting for the warrant derivative liability.  In accordance with GAAP, we recorded a noncash expense for the change in the fair value of derivatives of $10,406 for the three months ended September 30, 2010. If the noncash adjustment had not been required, our net income would have been $15,300, which would represent an increase of 85% for the three months ended September 30, 2010, as compared to $8,261 for the three months ended September 30, 2009.

Basic and Diluted Income Attributable to Common Shareholders per Share

  The Company’s basic net income attributable to common shareholders per share decreased to $0.05 from $0.09 for the three months ended September 30, 2010 and 2009, respectively. In accordance with GAAP, we recorded a noncash expense for the change in the fair value of derivatives of $10,406 or $0.11 per basic share for the three months ended September 30, 2010. If the noncash adjustment had not been necessary to record, the Company’s basic net income attributable to common shareholders would have been $15,193 and basic net income attributable to common shareholders per share would have been $0.16 for the three months ended March 31, 2010, as compared to $8,261 or $0.10 per share for the three months ended September 30, 2009.

The Company’s dilutive net income attributable to common shareholders per share decreased to $0.04 from $0.08 for the three months ended September 30, 2010 and 2009, respectively. In accordance with GAAP, we recorded a noncash expense for the change in the fair value of derivatives of $10,406 or $0.09 per diluted share for the three months ended September 30, 2010. If the noncash adjustment had not been necessary to record, the Company’s diluted net income attributable to common shareholders would have been $15,193 and diluted net income attributable to common shareholders per share would have been $0.13 for the three months ended March 31, 2010, as compared to $8,261 or $0.10 per share for the three months ended September 30, 2009.

Pro Forma Financial Results

The following table contains selected statements of operations information, which is unaudited and should be read in conjunction with our financial statements and related notes included elsewhere in this report.  The unaudited pro forma information reflects the adjustment to Net Income Attributable to Common Shareholders on a non-GAAP basis, whereby the effect of the noncash adjustment for each period presented of the change in the fair value of derivatives associated with the October 2009 Warrants is net to -0- in order to calculate the pro forma adjusted Net Income Attributable to Common Shareholders.  This pro forma adjustment has been used to calculate the pro forma basic and diluted earnings per share.  The pro forma operating results for the quarters presented are not necessarily indicative of results for any future periods.

	(Pro Forma) September 30,	(Pro Forma) September 30,
	2010	2009
Net Sales	$113,348	$59,361
Cost of Sales	91,250	47,752
Gross Profit	22,098	11,609
Operating Expense	1,556	545
Income from Operations	20,542	11,064
Other Income (Expenses)
Change in Fair Value of Derivative*	-	-
Interest Income	3	5
Interest Expense	-	(31)
Pro Forma Income Before Income Taxes	20,545	11,038
Income Tax Expense	(5,245)	(2,777)
Pro Forma Net Income	15,300	8,261
Foreign Currency Translation	3,467	127
Pro Forma Comprehensive Income	$18,767	$8,388

Pro Forma Net Income	$15,300	$8,261
Preferred Stock Dividends	(107)	-
Pro Forma Net Income Attributable to Common Shareholders*	$15,193	$8,261

Pro Forma Earnings Per Share:*
Basic	$0.16	$0.10

Diluted	$0.13	$0.10

Actual Net Income Attributable to Common Shareholders	$4,787	$7,205

Actual Earnings Per Share:
Basic	$0.05	$0.09

Diluted	$0.04	$0.08

Weighted Average Common Shares Outstanding:
Basic	93,167,952	82,321,110

Diluted	114,494,959	85,465,029

*Pro forma noncash adjustment net of expense for the change in the FV of the Warrant Derivative Liability of $10,406 and $1,056 for the three months ended September 30, 2010 and 2009, respectively.  The adjustment is added back to Net Income Attributable to Common Shareholders in order to calculate the Pro Forma Net Income Attributable to Common Shareholders and Pro Forma Earnings Per Share.  A reconciliation of these calculations is provided above.   (The derivative charge is associated with the issuance of Warrants for the October 2009 Financing.  Warrants have a three year term and exercise price of $2.255 per share.)

Liquidity and Capital Resources

General

As of September 30, 2010 our current assets increased $15,329 or 11% from $143,994 at year end June 30, 2009 to $159,323 at the three month period ended September 30, 2010.  Cash and cash equivalents totaled $11,897 at September 30, 2010.  Overall, we had an increase in cash flows of $1,772 during the three month period ended September 30, 2010 resulting from $3,331 of cash provided by operating activities, cash used in investing activities of $(1,943), and cash used in financing activities of $(107).

Our current ratio is approximately 9:1 (current assets to current liabilities) and improves to 25:1 net of the fair value of the warrant derivative liability at September 30, 2010.  We have no long term debt as of September 30, 2010.  Our asset turnover ratios have remained in a consistent range during the three month period ended September 30, 2010.  Accounts receivable turnover improved from 27 days to 24 days, inventory turnover increased from 32 days to 36 days, and the ratio of advances to suppliers to inventory decrease from 2.2:1 to 2.0:1 from year ended June 30, 2010 to September 30, 2010, respectively.  We have continued to improve our working capital management to enhance our flexibility on inventory management and purchasing capability to react to changes in market prices.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	(In thousands) Three Months Ended September 30,
	2010	2009

Cash at beginning of period	$10,125	$7,308
Net cash provided by operating activities	3,331	9,565
Net cash used by investing activities	(1,943)	(7,644)
Net cash provided by financing activities	(107)	76
Effect of exchange rate changes on cash	491	127
Cash at end of period	$11,897	$9,432

Cash Flows from Operating Activities

For the three months ended September 30, 2010, net cash provided by operations was $3,331 compared to net cash provided by operations of $9,565 for the three months ended September 30, 2010.  The decrease of $6,234 or 187% in net cash provided by operations was primarily due the increases in our operating assets of $3,600 in accounts receivable, $4,469 in inventory, and $3,143 in advances to suppliers.  We increased these balances as our capacity utilization has expanded from 50,000mt to 120,000mt during the last fiscal year with operations commencing at the Gujiao facility in January of 2010.  Based on the three months ended September 30, 2010 inventory product mix we have 50,682mt (or 16.7M gallons) of Product on-hand or 42% of our total storage capacity of 120,000mt valued at $38,825.  Our supplier advance balance with refineries allows us to lock-in supply so that we can react quickly to purchases based on the timing of the PRC pricing levels adjustments and adjust our on-hand inventory levels accordingly.

Cash Flows from Investing Activities

For the three months ended September 30, 2010, net cash used in investing activities was $(1,943) compared to net cash used in investing activities of $(7,644) for the three months ended September 30, 2009.  The decrease of $5,701 or 293% in net cash used in investing activities was primarily due lower capital expenditures in the three months ended September 30, 2010.  The capital expenditures for the three months ended September 30, 2009 included the investment into the renovation and retrofit of the Gujiao facility, as well as improvements to our Taiyuan facility.

Cash flows from Financing Activities

For the three months ended September 30, 2010, net cash used in financing activities was $(107) for the preferred stock dividend, compared to the three months ended September 30, 2009 net cash provided by financing activities of $76 from the proceeds of the sale of common stock.

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

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through September 30, 2010, the Company had not experienced impairment losses on its long-lived assets.

Inventories

Inventories consist of finished petroleum products.  Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.  When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the three months ended September 30, 2010 and 2009.

Management has discussed the development and selection of these critical accounting policies with the Board of Directors and the Board has reviewed the disclosures presented above relating to them.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Cai Yongjun, and Chief Financial Officer, Michael Toups, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

During July 2010, the holders of Convertible Preferred Stock elected to convert 613,781 shares of preferred stock into 613,781 shares of common stock.

During August 2010, the holders of Convertible Preferred Stock elected to convert 10,714 shares of preferred stock into 10,714 shares of common stock

During September 2010, the holders of Convertible Preferred Stock elected to convert 88,637 shares of preferred stock into 88,637 shares of common stock.

On September 30, 2010, the Chief Financial Officer earned and was vested in 15,000 shares of common stock as part of his June 18, 2010 consulting agreement.

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

Principal Executive Officers of Longwei Petroleum Investment Holding Limited
November 15, 2010	By:	/s/ Cai Yongjun
Cai Yongjun Chief Executive Officer

	By:	/s/ Michael Toups
Michael Toups Chief Financial Officer