Form 10-K/A
period 2010-06-30
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2011-01-14
CIK 1111817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

As of January 14, 2011 the registrant had 100,197,133 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This amendment on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for Longwei Petroleum Investment Holding Limited, as initially filed with the Securities and Exchange Commission (“SEC”) on September 28, 2010 (the “Original Report”).  The purpose of this Amendment is to (i) amend the “Director Independence” section of Item 10 to clarify that three of our directors are independent in accordance with NYSE Amex listing standards, (ii) amend Item 11 to include clarification in our Summary Compensation Table that stock awards presented represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, (iii) amend a statement in Item 1A "Risk Factors" to clarify that our PRC resident shareholders have completed their respective SAFE registrations pursuant to the SAFE notice, and (iv) amend Item 13 to clarify that other than as may be disclosed herein, there are no other related transactions to disclose.  Other than as amended by this Amendment, the Original Report remains in full effect.

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

Our internal financial reporting procedures are still being developed. During the fiscal year ending June 30, 2011, the Company will need to allocate significant resources to meet applicable internal financial reporting standards .

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

Due to lack of official interpretation of SAFE notice and implementation rules, some of the terms and provisions in the SAFE remain unclear and implementation by central SAFE and local SAFE branches of the SAFE notice has been inconsistent since its adoption.  Based on the advice of our PRC counsel and after consultation with relevant SAFE officials, the PRC resident shareholders of our parent company, Longwei Petroleum Investment Holdings Limited, have completed their respective SAFE registrations pursuant to the SAFE notice.  Moreover, because of uncertainty over how the SAFE notice and its implementation rules will be interpreted and implemented, and how or whether SAFE notice and implementation rules will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE notice by our or our parent company's PRC resident beneficial holders. In addition, such PRC residents may not always complete the necessary registration procedures required by the SAFE notice.  We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our or our parent company's PRC resident beneficial holders or future PRC resident shareholders to comply with the SAFE notice, if SAFE requires it, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary's ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

Director Independence

Our Board of Directors has determined that currently Douglas Cole, Gerald DeCiccio and Xue Xiaoping  qualify as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. – Marketplace Rule 4200 and of  Section 121 and Part 8 of the NYSE Amex LLC listing standards.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Cai Yongjun,	2009	$11,217	-	-	-	-	-	-	$11,217
Chief Executive Officer, Director	2010	6,670	-	-	-	-	-	-	6,670

James Crane, Chief Financial Officer, Principal Accounting	2009	-	-	24,750	-	-	-	-	24,750
Officer (1)	2010	110,000	-	213,500	-	-	-	-	323,500

Xue Yongping, Secretary and	2009	5,229	-	-	-	-	-	-	5,229
Director	2010	5,617	-	-	-	-	-	-	5,617

Michael Toups	2009	-	-	-	-	-	-	-	-
Chief Financial Officer (2)	2010	4,000	-	-	-	-	-	-	4,000

Douglas Cole	2009	-	-	-	-	-	-	-	-
Director (3)	2010	2,500	-	15,180	-	-	-	-	17,680

Gerald DeCiccio	2009	-	-	-	-	-	-	-	-
Director (4)	2010	5,835	-	30,360	-	-	-	-	36,195

Xue Xiaoping	2009	-	-	-	-	-	-	-	-
Director (5)	2010	12,500	-	-	-	-	-	-	12,500

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

(5) Ms. Xue was appointed as a director on March 22, 2010.

*	Represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

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

Certain Relationships and Related Transactions

The Company will present all possible transactions between us and the Company’s officers, directors or 5% shareholders, and the Company’s affiliates to the Board of Directors for their consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties.  Except as disclosed herein, there are no other transactions required to be disclosed for related persons as defined in Item 404(a).

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

Principal Executive Officers of Longwei Petroleum Investment Holding Limited
Date: January 14, 2011	By:	/s/ Cai Yongjun
Cai Yongjun, Chief Executive Office (Principal Executive Officer)

Date: January 14, 2011	By:	/s/ Michael Toups
Michael Toups Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Cai Yongjun	Chief Executive Officer, Director	January 14, 2011
Cai Yongjun	(Principal Executive Officer)

By: /s/ Michael Toups	Chief Financial Officer	January 14, 2011
Michael Toups	(Principal Financial and Accounting Officer)

By: /s/ Yongping Xue	Director	January 14, 2011
Yongping Xue	Secretary and Treasurer

By: /s/ Gerald DeCiccio	Director	January 14, 2011
Gerald DeCiccio

By: /s/ Douglas Cole	Director	January 14, 2011
Douglas Cole

By: /s/ Xue Xiaoping	Director	January 14, 2011
Xue Xiaoping