Form 10-Q/A
period 2010-09-30
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2011-01-14
CIK 1111817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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
Yes ☐ No ☒

As of January 14, 2011, the registrant had 100,197,133 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

This amendment on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for Longwei Petroleum Investment Holding Limited, as initially filed with the Securities and Exchange Commission (“SEC”) on November 15, 2010 (the “Original Report”).  The purpose of this Amendment is to amend certain information in Item 2 related to the reconciliation of GAAP to non-GAAP financial measures.  Other than as amended by this Amendment, the Original Report remains in full effect.

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

Reconciliation of GAAP to non-GAAP Financial Measures

The following table contains financial measures that are not calculated in accordance with GAAP.  Such measures, which are unaudited and should only be read in conjunction with our financial statements and related notes included elsewhere in this report, are intended to serve as a supplement to the GAAP results.  The unaudited non-GAAP information reflects the adjustment to GAAP Net Income Attributable to Common Shareholders on a non-GAAP basis, whereby the effect of the noncash adjustment for each period presented of the change in the fair value of derivatives associated with the October 2009 Warrants is added back to the GAAP Net Income Attributable to Common Shareholders.  This non-GAAP adjustment has been used to calculate the non-GAAP basic and diluted earnings per share.  The non-GAAP operating results for the quarters presented are not necessarily indicative of results for any future periods, but management believes these non-GAAP financial measures provide useful information to investors for a more accurate picture of the Company’s operations on an ongoing basis.

Longwei Petroleum Investment Holding Limited
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
(in thousands, except per share data)

	Nine Months Ended September 30
	2010	2009
GAAP Net Income Attributable to Common Shareholders	$4,787	$7,205
Non-GAAP adjustment:
Add: Non-Cash Charge for Change in Fair Value of Derivative	10,406	1,056
Non-GAAP Net Income Attributable to Common Shareholders (a)	$15,193	$8,261

GAAP Earnings Per Share:
Basic	$0.05	$0.09

Diluted	$0.04	$0.08

Non-GAAP Earnings Per Share:
Basic	$0.16	$0.10

Diluted	$0.13	$0.10

Weighted Average Common Shares Outstanding:
Basic	93,167,952	82,321,110

Diluted	114,494,959	85,465,029

(a) Non-GAAP adjustment net of the noncash expense for the change in the fair value of the Warrant Derivative Liability of $10,406 and $1,056 for the three months ended September 30, 2010 and 2009, respectively.  The adjustment is added back to the GAAP Net Income Attributable to Common Shareholders in order to calculate the Non-GAAP Net Income Attributable to Common Shareholders and Non-GAAP Earnings Per Share.  A reconciliation of these calculations is provided above.   (The warrant derivative liability noncash charge is associated with the issuance of Warrants for the October 2009 Financing.  The Warrants have a three year term and exercise price of $2.255 per share.)

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

Principal Executive Officers of Longwei Petroleum Investment Holding Limited
January 14, 2011	By:	/s/ Cai Yongjun
Cai Yongjun Chief Executive Officer

	By:	/s/ Michael Toups
Michael Toups Chief Financial Officer