Form 10-Q
period 2010-12-31
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2011-02-14
CIK 1111817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period for          , 2010

Commission File No. 001-34793

LONGWEI PETROLEUM
INVESTMENT HOLDING LIMITED

 (Name of registrant as specified in its charter)

Colorado	84-1536518
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
No. 30 Guanghau Avenue, Wan Bailin District, Taiyuan City, Shanxi Province,China	030024
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

As of February 14, 2011, the registrant had 100,179,198 shares of its common stock issued and outstanding.

TABLE OF CONTENTS

		PAGE
	PART I
ITEM 1.	Condensed Consolidated Financial Statements	F-1
	Condensed Consolidated Balance Sheet as of December 31, 2010 (Unaudited) and June 30, 2010	F-1
	Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Six Months Ended December 31, 2010 and December 31, 2009	F-2
	Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three Months Ended December 31, 2010 and December 31, 2009	F-3
	Unaudited Condensed Consolidated Statement of Cash Flows for the Six Months Ended December 31, 2010 and December 31, 2009	F-4
	Notes to the Unaudited Condensed Consolidated Financial Statements	F-5
ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	3
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	8
ITEM 4.	Controls and Procedures	8

	PART II
ITEM 1.	Legal Proceedings	8
ITEM 1A.	Risk Factors	8
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
ITEM 3.	Defaults Upon Senior Securities	9
ITEM 4.	Removed and Reserved	9
ITEM 5.	Other Information	9
ITEM 6	Exhibits	9

	SIGNATURES	10

 ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Longwei Petroleum Investment Holding Limited and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2010	June 30, 2010
Assets	(In Thousands)
Current Assets:	(Unaudited)
Cash	$15,124	$10,125
Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 in 2010 and $0 in 2009	34,671	25,837
Inventories	48,058	33,745
Advances to Suppliers	84,213	74,287

Total Current Assets	182,066	143,994

Property Plant and Equipment, Net	45,921	43,577

Total Assets	$227,987	$187,571

Liabilities and Stockholders' Equity
Current Liabilities:

Accounts Payable	$434	$578
Warrant Derivative	14,664	2,084
Taxes Payable	6,369	7,129

Total Current Liabilities	21,467	9,791

Total Liabilities	21,467	9,791

Stockholders' Equity:

Preferred Stock, No Par Value, 100,000,000 Shares Authorized; 1,641,337 and 6,934,273 Issued and Outstanding as of December 31, 2010 and June 30, 2010	751	3,172
Common Stock, No Par Value; 500,000,000 Shares Authorized; 99,977,406 and 92,633,485 Issued and Outstanding as of December 31, 2010 and June 30, 2010	26,455	20,887
Deferred Stock Based Compensation	(847)	(1,238)
Additional Paid-in Capital	8,644	8,644
Retained Earnings	153,048	134,124
Other Comprehensive Income	18,469	12,191

Total Stockholders' Equity	206,520	177,780

Total Liabilities and Stockholders' Equity	$227,987	$187,571

The accompanying notes to these consolidated financial statements are an integral part of these balance sheets.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income

	For the Six Months Ended December 31,
	2010	2009
	(In Thousands, Except Per Share Data)

Net Sales	$233,532	$130,597

Cost of Sales	187,911	105,060

Gross Profit	45,621	25,537

Operating Expenses	3,016	1,407

Operating Income	42,605	24,130

Derivative Income (Expense)	(12,580)	(14,276)
Interest Income	9	9
Interest Expense	-	(53)

Income Before Income Tax Expense	30,034	9,810

Income Tax Expense	(10,949)	(6,180)

Net Income	19,085	3,630

Foreign Currency Translation Adjustment	6,278	133

Comprehensive Income	$25,363	$3,763

Net Income	$19,085	$3,630
Preferred Stock Dividends Paid in Cash	(161)	(156)
Preferred Stock Deemed Dividends	-	(8,644)

Net Income Attributable to Common Shareholders	$18,924	$(5,170)

Earnings per Common Share:
Basic	$0.20	$(0.06)

Diluted	$0.17	$(0.06)

Weighted Average Common Shares Outstanding:
Basic	95,315,824	83,334,315

Diluted	114,084,066	83,334,315

The accompanying notes to consolidated financial statements are an integral part of these statements.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income

	For the Three Months Ended December 31,
	2010	2009
	(In Thousands, Except Per Share Data)

Net Sales	$120,184	$71,236

Cost of Sales	96,661	57,308

Gross Profit	23,523	13,928

Operating Expenses	1,460	862

Operating Income	22,063	13,066

Derivative Income (Expense)	(2,174)	(13,220)
Interest Income	6	4
Interest Expense	-	(22)

Income Before Income Tax Expense	19,895	(172)

Income Tax Expense	(5,704)	(3,403)

Net Income	14,191	(3,575)

Foreign Currency Translation Adjustment	2,811	6

Comprehensive Income	$17,002	$(3,569)

Net Income	$14,191	$(3,575)
Preferred Stock Dividends Paid in Cash	(54)	(156)
Preferred Stock Deemed Dividends	-	(8,644)

Net Income Attributable to Common Shareholders	$14,137	$(12,375)

Earnings per Common Share:
Basic	$0.15	$(0.15)

Diluted	$0.12	$(0.15)

Weighted Average Common Shares Outstanding:
Basic	97,381,843	83,347,520

Diluted	113,673,173	83,347,520

The accompanying notes to consolidated financial statements are an integral part of these statements.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended December 31,
	2010	2009
	(In Thousands)
Cash Flows From Operating Activities:
Net Income	$19,085	$3,630

Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	930	154
Stock Based Compensation	630	119
Change in Warrant Derivative Liability	12,580	14,276
(Increase) Decrease in Assets:
Accounts Receivable	(7,932)	157
Inventories	(13,090)	(2,790)
Advances to Suppliers	(7,587)	(17,647)
Other Current Assets	-	(590)
Increase (Decrease) in Liabilities:
Accounts Payable	(154)	(601)
Taxes Payable	(955)	2,157
Net Cash Provided By (Used in) Operating activities	3,507	(1,135)

Cash Flows From Investing Activities:
Purchase and Improvements to Land and Buildings	(1,960)	(7,646)
Net Cash Provided By (Used in) Investing Activities	(1,960)	(7,646)

Cash Flows From Financing Activities:
Proceeds from Preferred Stock Sale	-	13,820
Proceeds from Common Stock Sale	-	76
Proceeds from the Exercise of Warrants	2,908	-
Payment of Dividends	(161)	-
Net Cash Provided By (Used in) Financing Activities	2,747	13,896

Effect of Exchange Rate Changes in Cash	705	133

(Decrease) Increase in Cash	4,999	5,248

Cash, Beginning of Period	10,125	7,308

Cash, End of Period	$15,124	$12,556

Supplemental Cash Flow Information:
Cash Paid During the Period for
Interest, Net of Amounts Capitalized	$-	$-
Income Taxes	$12,139	$4,023
Supplemental Schedule of Noncash Investing and Financing Activities:
Conversion of Preferred Stock into Common Stock	$2,421	$-

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

Total comprehensive income is defined as all changes in stockholders’ equity during a period, other than those resulting from investments by and distributions to stockholders (i.e. issuance of equity securities and dividends).  Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation. The gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income. The total comprehensive income represents the activity for a period net of related tax and was a gain of $6,278,080 and a gain of $133,063 for the six month periods ended December 31, 2010 and 2009, respectively.  The total comprehensive income was a gain of $2,810,791 and a gain of $6,847 for the three month periods ended December 31, 2010 and 2009, respectively.

Accumulated other comprehensive income related to the foreign currency translation in the consolidated statement of shareholders’ equity amounted to $18,468,639 and $12,190,559 as of December 31, 2010 and June 30, 2010, respectively.  The balance sheet amounts with the exception of equity at December 31, 2010 and June 30, 2010 were translated at RMB 6.6118 to $1.00 USD and at RMB 6.8086 to $1.00 USD, respectively.  The average translation rates applied to income and cash flow statement amounts for the six and three month periods ended December 31, 2010 and 2009 were at RMB 6.7226 to $1.00 USD and RMB 6.6670 to $1.00 USD, and RMB 6.8385 to $1.00 USD and RMB 6.8360 to $1.00 USD, respectively.

Concentration of Risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions or state owned banks within the PRC, which do not provide for insurance against lost funds.  The Company also maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US.  Balances at financial institutions or state owned banks within the PRC are not insured and amounted to $12,419,226 and $9,959,080 at December 31, 2010 and June 30, 2010, respectively.  As of December 31, 2010 the Company had cash balances of $2,304,754 in excess of federally insured limits in its US bank.  As of June 30, 2010 the Company did not have deposits in excess of federally insured limits in its US bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs.  The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.  The Company had a warrant derivative liability carried at fair value on a recurring basis at December 31, 2010.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as reported during the six months ended December 31, 2010, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Level 1:	Level 2:	Level 3:
Description	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total at December 31, 2010

Warrant Derivative Liability	$-	$14,664,070	$-	$14,664,070

Total	$-	$14,664,070	$-	$14,664,070

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

Valuation Techniques

The Company’s financial assets valued based upon Level 2 inputs are comprised of detachable common stock purchase warrants, namely the stock warrants issued in connection with the Company’s October 2009 Financing.  The Company estimated the fair value of the derivative liabilities using a Lattice pricing model and available information that management deems most relevant.  Among the factors considered in determining the fair value of financial instruments are discounted anticipated cash flow, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price and trading history of similarly traded securities, and other factors generally pertinent to the valuation of financial instruments.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

Reclassification

Certain reclassifications have been made to the consolidated financial statements as of June 30, 2010 and for the six and three months ended December 31, 2009 in order to be comparable with the condensed consolidated financial statements as of and for the six and three months ended December 31, 2010. These reclassifications had no effect on net loss or cash flows as previously reported.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company has no rent expense or lease commitments for the six and three month periods ended December 31, 2010 and 2009.

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices.  No material annual loss is expected from these commitments.

The Company has advances to several refineries for inventory in the amount of $84,212,875, as of December 31, 2010, which will be offset against future purchases from the suppliers.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if an allowance for doubtful accounts is necessary and adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Through the date of these financial statements, the Company has never experienced a significant bad debt.  As a result, no allowance for doubtful accounts has been recorded. Trade accounts receivable at December 31, 2010 and June 30, 2010 consisted of the following:

	December 31, 2010 (in thousands)	June 30, 2010 (in thousands)

Trade Accounts Receivable	$34,671	$25,837
Less: Allowance for Doubtful Accounts	-	-
Totals	$34,671	$25,837

NOTE 5 – INVENTORIES

As of December 31, 2010 and June 30, 2010, inventory consisted of significant quantities of diesel and gasoline, among others, as outlined herein:

	December 31,2010		June 30, 2010
	(in thousands)	(in metric tons)	(in thousands)	(in metric tons)

Diesel	$23,898	28,606	$19,775	26,430
Gasoline	22,224	25,804	12,539	16,246
Fuel Oil	706	2,090	800	1,540
Solvents	1,230	1,140	631	1,110
Total	$48,058	57,640	$33,745	45,326

NOTE 6 – ADVANCES TO SUPPLIERS

As of December 31, 2010 and June 30, 2010, advances to suppliers consisted of significant deposits on account with the Company’s refinery partners.  The deposits are held by the Company’s refinery partners to ensure that the delivery of inventory to the Company is made in a timely manner.  The Company attempts to maintain a significant balance on account with refinery partners with the expectation of receiving preferential pricing and delivery from our suppliers.

	December 31, 2010 (in thousands)	June 30, 2010 (in thousands)

Advances to Suppliers	$84,213	$74,287
Other	-	-
Total	$84,213	$74,287

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2010 (in thousands)	June 30, 2010 (in thousands)

Land and Buildings	$46,462	$44,394
Machinery and Production Equipment	3,676	2,814
Railway	1,965	1,448
Motor Vehicles	215	215
Total Property, Plant and Equipment	52,318	48,871
Accumulated Depreciation	(6,397)	(5,294)
Total	$45,921	$43,577

Depreciation expense for the six and three months ended December 31, 2010 and 2009 was $930 and $154 and $462 and $77, respectively.

NOTE 8 – TAXES

Taxes payable consisted of the following:
	December 31, 2010 (in thousands)	June 30, 2010 (in thousands)

Income Tax Payable	$5,550	$5,827
Value Added Tax Payable	697	1,255
Business Taxes and Other Payables	122	47
Total	$6,369	$7,129

NOTE 9 – PREFERRED STOCK - OCTOBER 2009 FINANCING

On October 29, 2009 (the “Closing Date”), the Company entered into a securities purchase agreement (the “Purchase Agreement”), with several investors, including institutional, accredited and non-US persons and entities (the “Investors”), pursuant to which the Company issued and sold units, comprised of its newly designated Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), and warrants (the “Warrants”), for a purchase price of US$1.10 per unit (the “October 2009 Financing”).  The Company sold 13,499,274 units in the aggregate, which included (i) 13,499,274 shares of Series A Preferred Stock and (ii) Warrants to purchase an additional 13,499,274 shares of common stock at an exercise price of US$2.255 per share (the “Exercise Price”) with a three-year term.  Gross proceeds totaled $14,849,201, or net proceeds of $12,381,281 net of issuance costs of $2,467,920.  The Company’s placement agent also received 1,349,927 Warrants as part of their compensation under the same terms as the Investors.

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

Accounting for the Warrants

The Company analyzed the Warrants in accordance with ASC Topic 815 to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and, if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The Company adopted the provisions of ASC Topic 815 subtopic 40 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC Topic 815 subtopic 40”) on July 1, 2009, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting ASC Topic 815 subtopic 40, the Company concluded that the Warrants issued in the October 2009 Financing should be treated as a derivative liability because the Warrants are entitled to a price adjustment provision to allow the Conversion Price to be reduced in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable Exercise Price or without consideration, which is typically referred to as a “down-round protection” or “anti-dilution” provision.  According to ASC Topic 815 subtopic 40, the “down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants to fail to be qualified as indexed to the Company’s own stock and then to fail to meet the scope exceptions of ASC Topic 815. Therefore, the Company accounted for the Warrants as derivative liabilities under ASC Topic 815 (codification of EITF 00-19).  Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings under the other income/expense in the consolidated statement of operations at each reporting period.  During the six and three month period ended December 31, 2010, the Company recorded a loss on warrant re-valuation of $12,579,939 and $2,173,543, respectively.  During the six and three month period ended December 31, 2009, the Company recorded a loss on warrant re-valuation of $14,276,000 and $13,220,000.

Fair Value of the Warrants

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company estimated the fair value of the Warrants and Series A Preferred Stock using a Lattice pricing model and available information that management deems most relevant. Among the factors considered in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price and trading history of similarly traded securities, and other factors generally pertinent to the valuation of financial instruments. The following table provides the valuation inputs used to value the Warrants issued in connection with the October 2009 Financing.

October 2009 Financing Warrants - Valuation Inputs
Attribute	December 31, 2010	June 30, 2010	October 29, 2009
Stock Price	$2.59	$1.95	$2.05
Risk Free Interest Rate	1.08%	1.13%	1.50%
Volatility	62.0%	80.1%	63.9%
Exercise Price	$2.255	$2.255	$2.255
Dividend Yield	0%	0%	0%
Contractual Life (Years)	1.85	2.36	3
Fair Market Value	$14,664,070	$2,084,131	$7,327,517

In accordance with ASC Topic 470-20, “Debt with Conversion and Other Options,” the gross proceeds of $14,849,201 from the October 2009 Financing were first allocated to the warrant derivative based on its fair value of $7,327,517 with the residual value of $7,521,684 allocated to the Series A Preferred Stock as of October 29, 2009.  The remeasured fair value of the Investor Warrants as of December 31, 2010 was $14,664,070.

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

Stock Warrant Activity

The following is a summary of the Company’s stock warrant activity through December 31, 2010, only one class of warrants outstanding - related to the October 2009 Financing stock warrants, adjusted for any changes in the exercise price of the stock warrants:

	Stock Warrants	Weighted Average Exercise Price
Outstanding – June 30, 2010	14,849,201	$2.255
Exercisable – June 30, 2010	14,849,201	$2.255
Granted	-	$-
Exercised	3,256,849	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2010	11,592,352	$2.255
Exercisable – December 31, 2010	11,592,352	$2.255

The following is a summary of the Company’s stock warrants outstanding as of December 31, 2010, only one class of warrants outstanding – related to the October 2009 Financing stock warrants, adjusted for any changes in the exercise price of the stock warrants:

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.255	11,592,352	1.85 years	$2.255	11,592,352	$2.255

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 600,000,000 shares, in aggregate, consisting of 500,000,000 shares of common stock, no par value, and 100,000,000 shares of preferred stock, no par value. The Company's current Certificate of Incorporation authorizes the Board of Directors (the “Board”) to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of December 31, 2010, 1,641,337 shares of the Company’s preferred stock and 99,977,406 shares of the Company’s common stock were issued and outstanding.  As of June 30, 2009, 6,934,273 shares of the Company’s preferred stock and 92,633,485 shares of the Company’s common stock were issued and outstanding.

Recent Sale of Securities

Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

During October 2010, the holders of Convertible Preferred Stock elected to convert 1,745,419 shares of preferred stock into 1,745,419 shares of common stock.

During October 2010, the holders of Warrants elected to exercise 454,546 warrants on a cashless basis into 116,461 shares of common stock.

During November 2010, the holders of Convertible Preferred Stock elected to convert 2,056,540 shares of preferred stock into 2,056,540 shares of common stock.

During November 2010, the holders of Warrants elected to exercise 1,507,273 warrants on a cashless basis into 531,494 shares of common stock.

During November 2010, the holders of Warrants elected to exercise 419,272 warrants on a cash basis into 419,272 shares of common stock.

During November 2010, two consultants to the Company earned 60,000 shares of common stock for services rendered.

During December 2010, the holders of Convertible Preferred Stock elected to convert 777,845 shares of preferred stock into 777,845 shares of common stock.

During December 2010, the holders of Warrants elected to exercise 875,758 warrants on a cash basis into 875,758 shares of common stock.

During December 2010, two directors earned and were vested in 6,000 shares and 3,000 shares of common stock, respectively, as part of their board compensation.  The Chief Financial Officer earned and was vested in 15,000 shares of common stock as part of his agreement.

NOTE 11 – EARNINGS PER SHARE

FASB ASC Topic 260, earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

The Company only has common stock and the following convertible instruments outstanding at December 31, 2010:

1.	1,641,337 Preferred Shares – convertible on a 1:1 basis for common shares
2.	11,592,352 October 2009 Financing Warrants – exercisable at $2.255 per share
3.	30,000 Common Shares – issuable to officers and directors under agreement

Total number of Dilutive Shares outstanding as of December 31, 2010 was 13,263,689 common shares.

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

The following table sets forth the computation of basic and dilutive net income per share:

	(In Thousands, Except Per Share Data) For the Six Months Ended December 31,
	2010	2009

Net income (loss) attributable to common stockholders	$18,924	$(5,170)

Basic weighted average outstanding shares of common stock	95,316	83,334
Weighted number of dilutive shares	18,768	-
Diluted weighted average common stock and common stock equivalents	114,084	83,334

Earnings (loss) per share:
Basic	$0.20	$(0.06)
Fully Diluted	$0.17	$(0.06)

	(In Thousands, Except Per Share Data) For the Three Months Ended December 31,
	2010	2009

Net income (loss) attributable to common stockholders	$14,137	$(12,375)

Basic weighted average outstanding shares of common stock	97,382	83,348
Weighted number of dilutive shares	16,291	-
Diluted weighted average common stock and common stock equivalents	113,673	83,348

Earnings (loss) per share:
Basic	$0.15	$(0.15)
Fully Diluted	$0.12	$(0.15)

NOTE 12 - SEGMENT INFORMATION

The Company operates under the two business segments determined in accordance with FASB ASC Topic 280, “Segment Reporting.”

1.	Product Sales - The Company purchases and sells diesel, gasoline, fuel oil and solvents in the PRC.
2.	Agency Fees - The Company acts as an agent in the purchase and sale of the Products by other intermediaries in the PRC.
(In Thousands) Six Months Ended December 31, 2010	Product Sales	Agency Sales	Consolidated Total
Net Sales	$222,001	$11,531	$233,532
Cost of Sales	187,911	-	187,911
Operating Income	31,074	11,531	42,605
Segment Assets	227,987	-	227,987
Segment Liabilities	21,467	-	21,467

(In Thousands) Six Months Ended December 31, 2009	Product Sales	Agency Sales	Consolidated Total
Net Sales	$123,643	$6,954	$130,597
Cost of Sales	105,060	-	105,060
Operating Income	17,176	6,954	24,130
Segment Assets	153,752	-	153,752
Segment Liabilities	25,579	-	25,579

(In Thousands) Three Months Ended December 31, 2010	Product Sales	Agency Sales	Consolidated Total
Net Sales	$114,518	$5,666	$120,184
Cost of Sales	96,661	-	96,661
Operating Income	16,397	5,666	22,063
Segment Assets	227,987	-	227,987
Segment Liabilities	21,467	-	21,467

(In Thousands) Three Months Ended December 31, 2009	Product Sales	Agency Sales	Consolidated Total
Net Sales	$67,636	$3,600	$71,236
Cost of Sales	57,308	-	57,308
Operating Income	9,466	3,600	13,066
Segment Assets	153,752	-	153,752
Segment Liabilities	25,579	-	25,579

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated for subsequent events between the balance sheet date of December 31, 2010 and February 14, 2011, the date the unaudited condensed consolidated financial statements were issued.

During the period from second quarter ended December, 2010 through February 14, 2011, the holders of Convertible Preferred Stock elected to convert 192,926 shares of preferred stock into 192,926 shares of common stock.

During the period from second quarter ended December 31, 2010 through February 14, 2011, the holders of Warrants elected to exercise 50,100 warrants on a cashless basis into 8,866 shares of common stock.

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

RESULTS OF OPERATIONS

 (All numbers referenced are "in thousands,” except price per metric ton “mt” and earnings per share)

For the Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009

Revenues

For the three months ended December 31, 2010, we reported revenues of $120,184, an increase of $48,948 or 69% from revenues of $71,236 reported for the three months ended December 31, 2009.  We continued to expand our customer base and distribution platform.  Our Taiyuan and Gujiao fuel storage depots generated revenues of $69,095 and $45,423, respectively, and we earned an additional $5,666 in agency fees during the three months ended December 31, 2010.  During this period our product mix as a percentage of sales was split between diesel 45%, gasoline 53%, and other petroleum products 2% of total sales.  The sales increase was primarily due to the addition of our Gujiao facility, which began operations in January of 2010, and petroleum price increases.  The weighted average sales price per metric ton (“mt”) of product sold increased approximately 18% to $967/mt from $821/mt during the three months ended December 31, 2010 and 2009, respectively.

Costs of Sales

Costs of sales for the three months ended December 31, 2010 were $96,661 as compared to $57,308 for the three months ended December 31, 2009.  The increase of $39,353 or 69% was directly attributable to the increase in sales. The Company’s gross profit remained flat at 20% of revenues, for the three months ended December 31, 2010 and 2009. The average cost per metric ton of product the Company purchases have been steadily increasing in recent quarters and we have carefully managed our inventory levels to adjust to pricing fluctuations.  The weighted average cost basis per metric ton (“mt”) of product sold increased approximately 17% to $811/mt from $693/mt during the six months ended December 31, 2010 and 2009, respectively.

Operating Expenses

Operating expenses for the three months ended December 31, 2010 increased to $1,460 from $862 for the three months ended December 31, 2009.  The increase of $598 or 69% was primarily due to higher depreciation expense associated with Gujiao facility and public company expenses associated with legal, accounting, insurance and other professional fees.  As a percentage of sales, operating expenses remained approximately 1% of sales during the three months ended December 31, 2010 and 2009, respectively.

Operating Income

Operating income for the three months ended December 31, 2010 increased $8,997 or 69% to $22,063 from $13,066 for the three months ended December 31, 2009, primarily driven by strong revenue growth, and inventory and cost management.

Income Before Taxes

Income before taxes for the three months ended December 31, 2010 increased $20,067 or 11,667% to $19,985 from a loss of $172 for the three months ended December 31, 2009, primarily due to the increase revenues and in other expenses associated with the accounting for the non-cash warrant derivative liability charge.

Other expense for the three months ended December 31, 2010 decreased $11,034 or 84% to $2,168 from $13,202 for the three months ended December 31, 2009.  In accordance with GAAP, we recorded a noncash expense for the change in the fair value of the warrant derivative. The financial instrument classified as derivatives consisted of stock warrants issued in connection with our October 2009 Financing.  The warrants have a three year term that expire October 29, 2012 and have an exercise price per share of $2.255.  The warrant derivative liability expense was a non-cash charge of $2,174 and $13,202 for the three months ended December 31, 2010 and 2009, respectively.

Income tax expense for the three months ended December 31, 2010 increased $2,301 or 68% to $5,704 from $3,403 for the three months ended December 31, 2009, due to the increase in operating income earned during the period.

Net Income

Net income for the three months ended December 31, 2010 increased $17,766 or 497% to $14,191 from a loss of $3,575 for the three months ended December 31, 2009, due to the reasons set forth above.  Comprehensive income for the three months ended December 31, 2010 increased $20,566 or 576% to $16,997 from a loss of $3,569 for the three months ended December 31, 2009, due to the increase in net income, including the increase foreign currency translation adjustment of $2,800 between the periods.

Basic and Diluted Income Attributable to Common Shareholders per Share

The Company’s basic net income attributable to common shareholders per share increased to $0.15 from a loss of $0.15 for the three months ended December 31, 2010 and 2009, respectively. In accordance with GAAP, we recorded a non-cash expense for the change in the fair value of derivatives of $2,174 or $0.02 per basic share and $13,220 or $0.16 per basic share for the three months ended December 31, 2010 and 2009, respectively.

The Company’s diluted net income attributable to common shareholders per share increased to $0.12 from a loss of $0.15 for the three months ended December 31, 2010 and 2009, respectively.  In accordance with GAAP, we recorded a non-cash expense for the change in the fair value of derivatives of $2,174 or $0.02 per diluted share and $13,220 or $0.16 per basic share for the three months ended December 31, 2010 and 2009, respectively

For the Six Months Ended December 31, 2010 Compared to the Six Months Ended December 31, 2009

Revenues

For the six months ended December 31, 2010, we reported revenues of $233,532, an increase of $102,935 or 79% from revenues of $130,597 reported for the six months ended December 31, 2009.  We continued to expand our customer base and distribution platform.  Our Taiyuan and Gujiao fuel storage depots generated revenues of $135,131 and $86,870, respectively, and we earned an additional $11,531 in agency fees during the six months ended December 31, 2010.  During this period our product mix as a percentage of sales was split between diesel 46%, gasoline 51%, and other petroleum products 3% of total sales.  The sales increase was primarily due to the addition of our Gujiao facility, which began operations in January of 2010, and petroleum price increases.  The weighted average sales price per metric ton (“mt”) of product sold increased approximately 17% to $935/mt from $797/mt during the six months ended December 31, 2010 and 2009, respectively.

Costs of Sales

Costs of sales for the six months ended December 31, 2010 were $187,911 as compared to $105,060 for the six months ended December 31, 2009.  The increase of $82,851 or 79% was directly attributable to the increase in sales. The Company’s gross profit remained flat at 20% of revenues, for the six months ended December 31, 2010 and 2009 (The total gross profit for the periods was approximately 15% from product sales, and a 5% contribution from agency fees, which has no product cost associated with revenue.) The average cost per metric ton of product the Company purchases have been steadily increasing in recent quarters and we have carefully managed our inventory levels to adjust to pricing fluctuations.  The weighted average cost basis per metric ton (“mt”) of product sold increased approximately 17% to $790/mt from $674/mt during the six months ended December 31, 2010 and 2009, respectively.

Operating Expenses

Operating expenses for the six months ended December 31, 2010 increased to $3,016 from $1,407 for the six months ended December 31, 2009.  The increase of $1,609 or 114% was primarily due to higher depreciation expense associated with Gujiao facility and public company expenses associated with legal, accounting, insurance and other professional fees.  As a percentage of sales, operating expenses remained approximately 1% of sales during the six months ended December 31, 2010 and 2009, respectively.

Operating Income

Operating income for the six months ended December 31, 2010 increased $18,475 or 77% to $42,605 from $24,130 for the six months ended December 31, 2009, primarily driven by strong revenue growth, and inventory and cost management.

Income Before Taxes

Income before taxes for the six months ended December 31, 2010 increased $20,224 or 206% to $30,034 from $9,810 for the six months ended December 31, 2009, primarily due to the increase revenues and in other expenses associated with the accounting for the non-cash warrant derivative liability charge.

Other expense for the six months ended December 31, 2010 decreased $1,749 or 12.2% to $12,571 from $14,320 for the six months ended December 31, 2009.  In accordance with GAAP, we recorded a noncash expense for the change in the fair value of the warrant derivative. The financial instrument classified as derivatives consisted of stock warrants issued in connection with our October 2009 Financing.  The warrants have a three year term that expire October 29, 2012 and have an exercise price per share of $2.255.  The warrant derivative liability expense was a non-cash charge of $12,580 and $14,276 for the six months ended December 31, 2010 and 2009, respectively.

Income tax expense for the six months ended December 31, 2010 increased $4,769 or 77% to $10,949 from $6,180 for the six months ended December 31, 2009, due to the increase in operating income earned during the period.

Net Income

Net income for the six months ended December 31, 2010 increased $15,455 or 426% to $19,085 from $3,630 for the six months ended December 31, 2009, due to the reasons set forth above.  Comprehensive income for the six months ended December 31, 2010 increased $21,600 or 574% to $25,363 from $3,763 for the six months ended December 31, 2009, due to the increase in net income, including the increase foreign currency translation adjustment of $6,145 between the periods.

Basic and Diluted Income Attributable to Common Shareholders per Share

  The Company’s basic net income attributable to common shareholders per share increased to $0.20 from a loss of $0.06 for the six months ended December 31, 2010 and 2009, respectively. In accordance with GAAP, we recorded a non-cash expense for the change in the fair value of derivatives of $12,580 or $0.13 per basic share and $14,276 or $0.17 per basic share for the six months ended December 31, 2010 and 2009, respectively.

The Company’s diluted net income attributable to common shareholders per share increased to $0.17 from a loss of $0.06 for the six months ended December 31, 2010 and 2009, respectively.  In accordance with GAAP, we recorded a non-cash expense for the change in the fair value of derivatives of $12,580 or $0.11 per diluted share and $14,276 or $0.17 per basic share for the six months ended December 31, 2010 and 2009, respectively.

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

Longwei Petroleum Investment Holding Limited
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
(in thousands, except per share data)

	For the Six Months Ended December 31,		For the Three Months Ended December 31,
	2010	2009	2010	2009

GAAP Net Income Attributable to Common Shareholders	$18,924	$(5,170)	$14,137	$(12,375)
Non-GAAP adjustments:
Add: Non-Cash Charge for the Change in Fair Value of Derivative	12,580	14,276	2,174	13,220
Non-GAAP Net Income Attributable to Common Shareholders (a)	$31,504	$9,106	$16,311	$845

GAAP Earnings Per Share:
Basic	$0.20	$(0.06)	$0.15	$(0.15)

Diluted	$0.17	$(0.06)	$0.12	$(0.15)

Non-GAAP Earnings Per Share:
Basic	$0.33	$0.11	$0.17	$0.01

Diluted	$0.28	$0.11	$0.14	$0.01

Weighted Average Common Shares Outstanding:
Basic	95,315,824	83,334,315	97,381,843	83,347,520

Diluted	114,084,066	83,334,315	113,673,173	83,347,520

 (a) Non-GAAP adjustment net of the non-cash expense for the change in the fair value of the warrant derivative liability is added back to the GAAP Net Income Attributable to Common Shareholders in order to calculate the Non-GAAP Net Income Attributable to Common Shareholders and Non-GAAP Earnings Per Share.  A reconciliation of these calculations is provided above.   (The warrant derivative liability non-cash charge is associated with the issuance of Warrants for the October 2009 Financing.  The Warrants have a three year term and exercise price of $2.255 per share.)

Liquidity and Capital Resources

General

As of December 31, 2010 our current assets increased $38,072 or 26% from $143,994 at year end June 30, 2010 to $182,066 at the six month period ended December 31, 2010.  Cash and cash equivalents totaled $15,124 at December 31, 2010.  Overall, we had an increase in cash flows of $4,999 during the six month period ended December 31, 2010 resulting from $3,507 of cash provided by operating activities, cash used in investing activities of $1,960 and cash provided by financing activities of $2,747.

Our current ratio is approximately 9:1 (current assets to current liabilities) and improves to 28:1 net of the fair value of the warrant derivative liability at December 31, 2010.  We have no long term debt as of December 31, 2010.  Accounts receivable turnover remained the same at 27 days, inventory turnover increased from 32 days to 46 days to hold more inventory on-hand during this period of rising prices, and the ratio of advances to suppliers to inventory decrease from 2.2:1 to 1.8:1 from year ended June 30, 2010 to December 31, 2010, respectively.  We have continued to improve our working capital management to enhance our flexibility on inventory management and purchasing capability to react to changes in market prices.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	(In thousands) Six Months Ended December 31,
	2010	2009

Cash at beginning of period	$10,125	$7,308
Net cash provided by operating activities	3,507	(1,135)
Net cash used by investing activities	(1,960)	(7,646)
Net cash provided by financing activities	2,747	13,896
Effect of exchange rate changes on cash	705	133
Cash at end of period	$15,124	$12,556

Cash Flows from Operating Activities

For the six months ended December 31, 2010, net cash provided by operations was $3,507 compared to net cash used in operations of $(1,135) for the six months ended December 31, 2009.  The increase of $4,642 or 409% in net cash provided by operations was primarily due to the increase in net income, but was offset by the increase in operating assets of $7,932 in accounts receivable, $13,090 in inventory, and $7587 in advances to suppliers.  We increased these balances as our capacity utilization has expanded from 50,000mt to 120,000mt during the last fiscal year with operations commencing at the Gujiao facility in January of 2010.  Based on the six months ended December 31, 2010 inventory product mix we have 57,639mt (or 19M gallons) of Product on-hand or 48% of our total storage capacity of 120,000mt valued at $48,058.  Our supplier advance balance with refineries allows us to lock-in supply so that we can react quickly to purchases based on the timing of the PRC pricing levels adjustments and adjust our on-hand inventory levels accordingly.

Cash Flows from Investing Activities

For the six months ended December 31, 2010, net cash used in investing activities was $(1,960) compared to net cash used in investing activities of $(7,646) for the six months ended December 31, 2009.  The decrease of $5,686 or 74% in net cash used in investing activities was primarily due to lower capital expenditures in the six months ended December 31, 2010.  The capital expenditures for the six months ended December 31, 2009 included the investment into the renovation and retrofit of the Gujiao facility, as well as improvements to our Taiyuan facility.

Cash flows from Financing Activities

For the six months ended December 31, 2010, net cash provided by financing activities was $2,747 compared to net cash provided by financing activities of $13,896 for the six months ended December 31, 2009.  The decrease of $11,149 or 80% in net cash provided by financing activities was primarily due to a decrease of $13,820 from the proceeds from the sale of preferred stock during the six months ended December 31, 2009 compared to proceeds from the exercise of warrants during the six months ended December 31, 2010.

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

Significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements. The Company believes the following accounting policies are the most critical to aid in fully understanding and evaluating the Company’s reported financial results, as they require management to make difficult, subjective or complex judgments, and to make estimates about the effect of matters that are inherently uncertain.

Warrant Derivative Liability

The Company issued warrants in connection with financing instruments.  The Company analyzed the accounting treatment and classification of the warrants and summarized the effects and conclusions. The Company accounts for the warrants pursuant to FASB ASC Topic 815.

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “ Property, Plant, and Equipment”, and FASB ASC Topic 205 “ Presentation of Financial Statements ”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through December 31, 2010, the Company had not experienced impairment losses on its long-lived assets.

Inventories

Inventories consist of finished petroleum products.  Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.  When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the six months ended December 31, 2010 and 2009.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Cai Yongjun, and Chief Financial Officer, Michael Toups, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

During October 2010, the holders of Convertible Preferred Stock elected to convert 1,745,419 shares of preferred stock into 1,745,419 shares of common stock.

During October 2010, the holders of Warrants elected to exercise 454,546 warrants on a cashless basis into 116,461 shares of common stock.

During November 2010, the holders of Convertible Preferred Stock elected to convert 2,056,540 shares of preferred stock into 2,056,540 shares of common stock.

During November 2010, the holders of Warrants elected to exercise 1,507,273 warrants on a cashless basis into 531,494 shares of common stock.

During November 2010, the holders of Warrants elected to exercise 419,272 warrants on a cash basis into 419,272 shares of common stock.

During November 2010, two consultants to the Company earned 60,000 shares of common stock for services rendered.

During December 2010, the holders of Convertible Preferred Stock elected to convert 777,845 shares of preferred stock into 777,845 shares of common stock.

During December 2010, the holders of Warrants elected to exercise 875,758 warrants on a cash basis into 875,758 shares of common stock.

During December 2010, two directors earned and were vested in 6,000 shares and 3,000 shares of common stock, respectively, as part of their board compensation.  The Chief Financial Officer earned and was vested in 15,000 shares of common stock as part of his agreement.

The sales of the shares discussed above were made solely to “accredited investors,” as that term is defined in Regulation D under the Securities Act.  The shares were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. REMOVED AND RESERVED .

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

Principal Executive Officers of Longwei Petroleum Investment Holding Limited
February 14, 2011	By:	/s/ Cai Yongjun
Cai Yongjun Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Toups
Michael Toups Chief Financial Officer (Principal Financial and Principal Accounting Officer)