Form 10-Q/A
period 2010-12-31
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2011-05-16
CIK 1111817

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
Yes ☐ No ☒

As of February 14, 2011, the registrant had 100,179,198 shares of its common stock issued and outstanding.

TABLE OF CONTENTS

		PAGE
	EXPLANATORY NOTE	F-1
	PART I
ITEM 1.	Condensed Consolidated Financial Statements	F-1
	Condensed Consolidated Balance Sheet as of December 31, 2010 (Unaudited) and June 30, 2010	F-1
	Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Six Months Ended December 31, 2010 and December 31, 2009	F-2
	Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three Months Ended December 31, 2010 and December 31, 2009	F-3
	Unaudited Condensed Consolidated Statement of Cash Flows for the Six Months Ended December 31, 2010 and December 31, 2009	F-4
	Notes to the Unaudited Condensed Consolidated Financial Statements	F-5
ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	3
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	8
ITEM 4.	Controls and Procedures	8

	PART II
ITEM 1.	Legal Proceedings	8
ITEM 1A.	Risk Factors	9
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
ITEM 3.	Defaults Upon Senior Securities	9
ITEM 4.	Removed and Reserved	9
ITEM 5.	Other Information	9
ITEM 6	Exhibits	9

	SIGNATURES	10

EXPLANATORY NOTE

This amendment on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q for Longwei Petroleum Investment Holding Limited (the "Company"), as initially filed with the Securities and Exchange Commission ("SEC") on February 14, 2011 (the "Original Report").   The purpose of this Amendment is to (i) amend and restate our financials to reflect warrants exercised during the second fiscal quarter ended December 31, 2010 that were not correctly recorded.  When warrants were exercised we did not debit warrant derivative liability expense (a non-cash charge) for $4,589 thousands and credited common stock for the same amount. Consequently, we have understated common stock and warrant derivative liability expenses; (ii) amend fully dilutive earnings per share to correctly apply the treasury stock method when computing dilution.  Under this method warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Consequently, we have overstated the fully diluted weighted average common shares outstanding.  The fully diluted weighted average common shares outstanding were 103,136,580 and 101,216,165 for the six and three month ended December 31, 2010, respectively; and, (iii) amend certain disclosure in Item 2 to reflect the foregoing financial changes.  This Amendment amends and restates the Original Report in its entirety in order to provide a complete and more accurate presentation.

 ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Longwei Petroleum Investment Holding Limited and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2010	June 30, 2010
Assets	(In Thousands)
Current Assets:	Restated (Unaudited)
Cash	$15,124	$10,125
Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 in 2010 and $0 in 2009	34,671	25,837
Inventories	48,058	33,745
Advances to Suppliers	84,213	74,287

Total Current Assets	182,066	143,994

Property Plant and Equipment, Net	45,921	43,577

Total Assets	$227,987	$187,571

Liabilities and Stockholders' Equity
Current Liabilities:

Accounts Payable	$434	$578
Warrant Derivative	14,664	2,084
Taxes Payable	6,369	7,129

Total Current Liabilities	21,467	9,791

Total Liabilities	21,467	9,791

Stockholders' Equity:

Preferred Stock, No Par Value, 100,000,000 Shares Authorized; 1,641,337 and 6,934,273 Issued and Outstanding as of December 31, 2010 and June 30, 2010	751	3,172
Common Stock, No Par Value; 500,000,000 Shares Authorized; 99,977,406 and 92,633,485 Issued and Outstanding as of December 31, 2010 and June 30, 2010	31,044	20,887
Deferred Stock Based Compensation	(847)	(1,238)
Additional Paid-in Capital	8,644	8,644
Retained Earnings	148,459	134,124
Other Comprehensive Income	18,469	12,191

Total Stockholders' Equity	206,520	177,780

Total Liabilities and Stockholders' Equity	$227,987	$187,571

The accompanying notes to these consolidated financial statements are an integral part of these balance sheets.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income

	For the Six Months Ended December 31,
	2010	2009
	(In Thousands, Except Per Share Data)
	Restated
Net Sales	$233,532	$130,597

Cost of Sales	187,911	105,060

Gross Profit	45,621	25,537

Operating Expenses	3,016	1,407

Operating Income	42,605	24,130

Derivative Income (Expense)	(17,169)	(14,276)
Interest Income	9	9
Interest Expense	-	(53)

Income Before Income Tax Expense	25,445	9,810

Income Tax Expense	(10,949)	(6,180)

Net Income	14,496	3,630

Foreign Currency Translation Adjustment	6,278	133

Comprehensive Income	$20,774	$3,763

Net Income	$14,496	$3,630
Preferred Stock Dividends Paid in Cash	(161)	(156)
Preferred Stock Deemed Dividends	-	(8,644)

Net Income Attributable to Common Shareholders	$14,335	$(5,170)

Earnings per Common Share:
Basic	$0.15	$(0.06)

Diluted	$0.14	$(0.06)

Weighted Average Common Shares Outstanding:
Basic	95,315,824	83,334,315

Diluted	103,136,580	83,334,315

The accompanying notes to consolidated financial statements are an integral part of these statements.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income

	For the Three Months Ended December 31,
	2010	2009
	(In Thousands, Except Per Share Data)
	Restated
Net Sales	$120,184	$71,236

Cost of Sales	96,661	57,308

Gross Profit	23,523	13,928

Operating Expenses	1,460	862

Operating Income	22,063	13,066

Derivative Income (Expense)	(6,763)	(13,220)
Interest Income	6	4
Interest Expense	-	(22)

Income Before Income Tax Expense	15,306	(172)

Income Tax Expense	(5,704)	(3,403)

Net Income	9,602	(3,575)

Foreign Currency Translation Adjustment	2,811	6

Comprehensive Income	$12,413	$(3,569)

Net Income	$9,602	$(3,575)
Preferred Stock Dividends Paid in Cash	(54)	(156)
Preferred Stock Deemed Dividends	-	(8,644)

Net Income Attributable to Common Shareholders	$9,548	$(12,375)

Earnings per Common Share:
Basic	$0.10	$(0.15)

Diluted	$0.09	$(0.15)

Weighted Average Common Shares Outstanding:
Basic	97,381,843	83,347,520

Diluted	101,216,165	83,347,520

The accompanying notes to consolidated financial statements are an integral part of these statements.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended December 31,
	2010	2009
	(In Thousands)
Cash Flows From Operating Activities:	Restated
Net Income	$14,496	$3,630

Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	930	154
Stock Based Compensation	630	119
Change in Warrant Derivative Liability	17,169	14,276
(Increase) Decrease in Assets:
Accounts Receivable	(7,932)	157
Inventories	(13,090)	(2,790)
Advances to Suppliers	(7,587)	(17,647)
Other Current Assets	-	(590)
Increase (Decrease) in Liabilities:
Accounts Payable	(154)	(601)
Taxes Payable	(955)	2,157
Net Cash Provided By (Used in) Operating activities	3,507	(1,135)

Cash Flows From Investing Activities:
Purchase and Improvements to Land and Buildings	(1,960)	(7,646)
Net Cash Provided By (Used in) Investing Activities	(1,960)	(7,646)

Cash Flows From Financing Activities:
Proceeds from Preferred Stock Sale	-	13,820
Proceeds from Common Stock Sale	-	76
Proceeds from the Exercise of Warrants	2,908	-
Payment of Dividends	(161)	-
Net Cash Provided By (Used in) Financing Activities	2,747	13,896

Effect of Exchange Rate Changes in Cash	705	133

(Decrease) Increase in Cash	4,999	5,248

Cash, Beginning of Period	10,125	7,308

Cash, End of Period	$15,124	$12,556

Supplemental Cash Flow Information:
Cash Paid During the Period for
Interest, Net of Amounts Capitalized	$-	$-
Income Taxes	$12,139	$4,023
Supplemental Schedule of Noncash Investing and Financing Activities:
Conversion of Preferred Stock into Common Stock	$2,421	$-

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

Subsidiaries	State and Countries Registered In	Percentage of Ownership
Longwei Petroleum Investment Holding Limited	British Virgin Islands	100.0%
Taiyuan Yahua Energy Conversion Ltd.	People’s Republic of China	100.0%
Shanxi Zhonghe Energy Conversion Ltd.	People’s Republic of China	100.0	%	(a)
Taiyuan Longwei Economy & Trading Ltd.	People’s Republic of China	100.0	%	(a)
Shanxi Heitan Zhingyou Petrochemical Co., Ltd	People’s Republic of China	100.0	%	(a)

(a)
A total of 95% of the ownership units are held by the company. The remaining 5% of the ownership units are held in trust for the benefit of the company in accordance with local Chinese regulations, therefore no non-controlling interest is recognized.  The 5% ownership units are held in trust by our Chairman and CEO, Mr. Cai Yongjun, for the benefit of Taiyuan Yahua Energy Conversion Ltd. and Shanxi Zhonghe Energy Conversion Ltd.  The 5% ownership unit held in trust for the benefit of Taiyuan Longwei Economy & Trading Ltd. is held by an individual who is also an employee of the Company. This ownership structure is organized as such due to PRC business ownership laws.

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

The following table sets forth the computation of basic and dilutive net income per share:

	(In Thousands, Except Per Share Data) For the Six Months Ended December 31,
	2010	2009
	Restated
Net income (loss) attributable to common stockholders	$14,335	$(5,170)

Basic weighted average outstanding shares of common stock	95,316	83,334
Weighted number of dilutive shares	7,821	-
Diluted weighted average common stock and common stock equivalents	103,137	83,334

Earnings (loss) per share:
Basic	$0.15	$(0.06)
Fully Diluted	$0.14	$(0.06)

	(In Thousands, Except Per Share Data) For the Three Months Ended December 31,
	2010	2009
	Restated
Net income (loss) attributable to common stockholders	$9,548	$(12,375)

Basic weighted average outstanding shares of common stock	97,382	83,348
Weighted number of dilutive shares	3,834	-
Diluted weighted average common stock and common stock equivalents	101,216	83,348

Earnings (loss) per share:
Basic	$0.10	$(0.15)
Fully Diluted	$0.09	$(0.15)

NOTE 12 - SEGMENT INFORMATION

The Company operates under the two business segments determined in accordance with FASB ASC Topic 280, “Segment Reporting.”

1.	Product Sales - The Company purchases and sells diesel, gasoline, fuel oil and solvents in the PRC.
2.	Agency Fees - The Company acts as an agent in the purchase and sale of the Products by other intermediaries in the PRC.
(In Thousands) Six Months Ended December 31, 2010	Product Sales	Agency Sales	Consolidated Total
Net Sales	$222,001	$11,531	$233,532
Cost of Sales	187,911	-	187,911
Operating Income	31,074	11,531	42,605
Segment Assets	227,987	-	227,987
Segment Liabilities	21,467	-	21,467

(In Thousands) Six Months Ended December 31, 2009	Product Sales	Agency Sales	Consolidated Total
Net Sales	$123,643	$6,954	$130,597
Cost of Sales	105,060	-	105,060
Operating Income	17,176	6,954	24,130
Segment Assets	153,752	-	153,752
Segment Liabilities	25,579	-	25,579

(In Thousands) Three Months Ended December 31, 2010	Product Sales	Agency Sales	Consolidated Total
Net Sales	$114,518	$5,666	$120,184
Cost of Sales	96,661	-	96,661
Operating Income	16,397	5,666	22,063
Segment Assets	227,987	-	227,987
Segment Liabilities	21,467	-	21,467

(In Thousands) Three Months Ended December 31, 2009	Product Sales	Agency Sales	Consolidated Total
Net Sales	$67,636	$3,600	$71,236
Cost of Sales	57,308	-	57,308
Operating Income	9,466	3,600	13,066
Segment Assets	153,752	-	153,752
Segment Liabilities	25,579	-	25,579

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

NOTE 14 - RESTATEMENT

While preparing our third quarterly review, we noted warrants exercised were not correctly recorded during the second quarter ended December 31, 2010. When warrants were exercised we had not debited to warrant derivative liability expense (a non-cash charge) for $4,589 thousand and credited to common stock for the same amount. Consequently, we have understated common stock and understated derivative expenses. We also noted that we had not correctly applied the treasury stock method when computing dilution for fully diluted earnings per share. Under this method warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Consequently we have overstated the fully diluted weighted average common shares outstanding. The changes were made as follows:

	Original Reported	RESTATED
Balance Sheet	December 31. 2010	December 31, 2010	Change
Common Stock	$26,455	$31,044	$4,589
Retained Earnings	153,048	148,459	(4,589)

	For the six months	For the six months
Income statement	ended December 31, 2010	ended December 31, 2010	Change
Derivative Income (Expense)	$(12,580)	$(17,169)	$4,589
Income before income tax	30,034	25,445	(4,589)
Net income	19,085	14,496	(4,589)
Net income attributable to
common shareholders	18,924	14,335	(4,589)

Earnings per common share
Basic	$0.20	$0.15	$(0.05)
Diluted	$0.17	$0.14	$(0.03)
Weighted average common shares outstanding
Diluted shares	114,084,066	103,136,580	(10,947,486)

	For the three months	For the three months
Income statement	ended December 31, 2010	ended December 31, 2010	Change
Derivative Income (Expense)	$(2,174)	$(6,763)	$4,589
Income before income tax	19,895	15,306	(4,589)
Net income	14,191	9,602	(4,589)
Net income attributable to
common shareholders	14,137	9,548	(4,589)

Earnings per common share
Basic	$0.15	$0.10	$(0.05)
Diluted	$0.12	$0.09	$(0.03)
Weighted average common shares outstanding
Diluted shares	113,673,173	101,216,165	(10,536,593)

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

Income Before Taxes

Income before taxes for the three months ended December 31, 2010 increased $ 15,478 or 8,999%  to $ 15,306 from a loss of $172 for the three months ended December 31, 2009, primarily due to the increase revenues and in other expenses associated with the accounting for the non-cash warrant derivative liability charge.

Other expense for the three months ended December 31, 2010 decreased $ 6,481or 49% to $ 6,757 from $ 13,238 for the three months ended December 31, 2009.  In accordance with GAAP, we recorded a noncash expense for the change in the fair value of the warrant derivative. The financial instrument classified as derivatives consisted of stock warrants issued in connection with our October 2009 Financing.  The warrants have a three year term that expire October 29, 2012 and have an exercise price per share of $2.255.  The warrant derivative liability expense was a non-cash charge of $6,763 and $ 13,220 for the three months ended December 31, 2010 and 2009, respectively.

Income tax expense for the three months ended December 31, 2010 increased $2,301 or 68% to $5,704 from $3,403 for the three months ended December 31, 2009, due to the increase in operating income earned during the period.

Net Income

Net income for the three months ended December 31, 2010 increased $ 13,177 or 137% to $ 9,602 from a loss of $3,575 for the three months ended December 31, 2009, due to the reasons set forth above.  Comprehensive income for the three months ended December 31, 2010 increased $ 15,982 or 448% to $ 12,413 from a loss of $3,569 for the three months ended December 31, 2009, due to the increase in net income, including the increase foreign currency translation adjustment of $2,800 between the periods.

Basic and Diluted Income Attributable to Common Shareholders per Share

The Company’s basic net income attributable to common shareholders per share increased to $0.10 from a loss of $0.15 for the three months ended December 31, 2010 and 2009, respectively. In accordance with GAAP, we recorded a non-cash expense for the change in the fair value of derivatives of $ 6 ,763 or $ 0 . 07 per basic share and $13,220 or $0.16 per basic share for the three months ended December 31, 2010 and 2009, respectively.

The Company’s diluted net income attributable to common shareholders per share increased to $ 0.09 from a loss of $0.15 for the three months ended December 31, 2010 and 2009, respectively.  In accordance with GAAP, we recorded a non-cash expense for the change in the fair value of derivatives of $ 6,763 or $ 0.07 per diluted share and $13,220 or $0.16 per basic share for the three months ended December 31, 2010 and 2009, respectively

For the Six Months Ended December 31, 2010 Compared to the Six Months Ended December 31, 2009

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

Income Before Taxes

Income before taxes for the six months ended December 31, 2010 increased $ 15,635 or 159% to $ 25,455 from $9,810 for the six months ended December 31, 2009, primarily due to the increase revenues and in other expenses associated with the accounting for the non-cash warrant derivative liability charge.

Other expense for the six months ended December 31, 2010 increased $ 2,840 or 20% to $ 17,160 from $14,320 for the six months ended December 31, 2009.  In accordance with GAAP, we recorded a noncash expense for the change in the fair value of the warrant derivative. The financial instrument classified as derivatives consisted of stock warrants issued in connection with our October 2009 Financing.  The warrants have a three year term that expire October 29, 2012 and have an exercise price per share of $2.255.  The warrant derivative liability expense was a non-cash charge of $17,169 and $14,276 for the six months ended December 31, 2010 and 2009, respectively.

Income tax expense for the six months ended December 31, 2010 increased $4,769 or 77% to $10,949 from $6,180 for the six months ended December 31, 2009, due to the increase in operating income earned during the period.

Net Income

Net income for the six months ended December 31, 2010 increased $10,866 or 299% to $ 14 , 496 from $3,630 for the six months ended December 31, 2009, due to the reasons set forth above.  Comprehensive income for the six months ended December 31, 2010 increased $21,600 or 574% to $25,363 from $3,763 for the six months ended December 31, 2009, due to the increase in net income, including the increase foreign currency translation adjustment of $6,145 between the periods.

Basic and Diluted Income Attributable to Common Shareholders per Share

  The Company’s basic net income attributable to common shareholders per share increased to $ 0.15 from a loss of $0.06 for the six months ended December 31, 2010 and 2009, respectively. In accordance with GAAP, we recorded a non-cash expense for the change in the fair value of derivatives of $ 17,169 or $ 0.18 per basic share and $14,276 or $0.17 per basic share for the six months ended December 31, 2010 and 2009, respectively.

The Company’s diluted net income attributable to common shareholders per share increased to $ 0 . 14 from a loss of $0.06 for the six months ended December 31, 2010 and 2009, respectively.  In accordance with GAAP, we recorded a non-cash expense for the change in the fair value of derivatives of $ 17,169 or $ 0.17 per diluted share and $14,276 or $0.17 per basic share for the six months ended December 31, 2010 and 2009, respectively.

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

Longwei Petroleum Investment Holding Limited
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
(in thousands, except per share data)

	For the Six Months Ended December 31,		For the Three Months Ended December 31,
	2010	2009	2010	2009

GAAP Net Income Attributable to Common Shareholders	$14,335	$(5,170)	$9,548	$(12,375)
Non-GAAP adjustments:
Add: Non-Cash Charge for the Change in Fair Value of Derivative	17,169	14,276	6,763	13,220
Non-GAAP Net Income Attributable to Common Shareholders (a)	$31,504	$9,106	$16,311	$845

GAAP Earnings Per Share:
Basic	$0.15	$(0.06)	$0.10	$(0.15)

Diluted	$0.14	$(0.06)	$0.09	$(0.15)

Non-GAAP Earnings Per Share:
Basic	$0.33	$0.11	$0.17	$0.01

Diluted	$0.28	$0.11	$0.14	$0.01

Weighted Average Common Shares Outstanding:
Basic	95,315,824	83,334,315	97,381,843	83,347,520

Diluted	103,136,580	83,334,315	101,216,165	83,347,520

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

ITEM 4.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Cai Yongjun, and Chief Financial Officer, Michael Toups, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation and our subsequent evaluation in reviewing our March 31, 2011 Form 10Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our conclusion that our disclosure controls were not effective was based on the fact that, as more fully disclosed in our Current Report on Form 8-K filed on May 16, 2011, we identified a number of “significant deficiencies” in the process of preparing our financial statements for the third fiscal quarter ended March 31, 2011.  On May 13, 2011, the Chief Executive Officer and Chief Financial Officer for the company concluded that the previously issued financial statements for the fiscal second quarter ended December 31, 2010 should no longer be relied upon and that disclosure should be made and action taken to prevent future reliance.

The basis of management's determination that the financials for the second fiscal quarter could not be relied upon was that warrants exercised during the second fiscal quarter ended December 31, 2010 were not correctly recorded. When warrants were exercised, we did not debit warrant derivative liability expense (a non-cash charge) for $4,589 thousands and credited common stock for the same amount. Consequently, we understated common stock and warrant derivative liability expenses. Additionally, we failed to correctly apply the treasury stock method when computing dilution relating to our calculation of fully dilutive earnings per share. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Consequently, we overstated the fully diluted weighted average common shares outstanding. The fully diluted weighted average common shares outstanding were 103,136,580 and 101,216,165 for the six and three month ended December 31, 2010.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management has discussed the significant deficiencies identified in the Amendment with our board of directors and has engaged in the following remediation efforts to ensure that the significant deficiencies do not reoccur, which include adding additional accounting staff with greater expertise to assist the Company in preparation of its financial statements and allocating significant financial and human resources to strengthen the internal control structure.  As part of our efforts to comply with Section 404 of the Sarbanes-Oxley Act for the fiscal year 2011, we have been actively working with external consultants to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financials reporting.

These remediation efforts are designed to address the significant deficiencies identified and to improve and strengthen our overall control environment.  We believe these actions will prevent the significant deficiencies from recurring.  Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address all deficiencies.  The design of any system of controls is based in part upon certain assumptions about likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The implementation of our remediation plan will require substantial expenditures, could take a significant period of time to complete, and could distract our officers and employees from the operation of our business.  However, our management believes that these remediation efforts will be completed by the end of the Company’s fiscal year ended June 30, 2011

ITEM 1. LEGAL PROCEEDINGS.

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

Principal Executive Officers of Longwei Petroleum Investment Holding Limited
May 16, 2011	By:	/s/ Cai Yongjun
Cai Yongjun Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Toups
Michael Toups Chief Financial Officer (Principal Financial and Principal Accounting Officer)