Form 10-Q
period 2011-03-31
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2011-05-16
CIK 1111817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period for          , 2011

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
Yes ☐ No ☒

As of May 16, 2011, the registrant had 100,727,966 shares of its common stock issued and outstanding.

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Longwei Petroleum Investment Holding Limited and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2011	June 30, 2010
Assets	(In Thousands)
Current Assets:
	(Unaudited)
Cash	$32,363	$10,125
Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 in 2010 and $0 in 2009	27,746	25,837
Inventories	59,751	33,745
Advances to Suppliers	48,623	74,287

Total Current Assets	168,483	143,994

Deposit	32,774	-
Property Plant and Equipment, Net	46,055	43,577

Total Assets	$247,312	$187,571

Liabilities and Stockholders' Equity
Current Liabilities:

Accounts Payable	$401	$578
Warrant Derivative	5,394	2,084
Taxes Payable	5,103	7,129

Total Current Liabilities	10,898	9,791

Total Liabilities	10,898	9,791

Stockholders' Equity:

Preferred Stock, No Par Value, 100,000,000 Shares Authorized; 1,313,411 and 6,934,273 Issued and Outstanding as of March 31, 2011 and June 30, 2010	601	3,172
Common Stock, No Par Value; 500,000,000 Shares Authorized; 100,329,198 and 92,633,485 Issued and Outstanding as of March 31, 2011 and June 30, 2010	31,275	20,887
Additional Paid-in Capital	7,992	7,406
Retained Earnings	174,805	134,124
Other Comprehensive Income	21,741	12,191

Total Stockholders' Equity	236,414	177,780

Total Liabilities and Stockholders' Equity	$247,312	$187,571

The accompanying notes to these consolidated financial statements are an integral part of these balance sheets.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income

	For the Nine Months Ended March 31,
	2011	2010
	(In Thousands, Except Per Share Data)

Net Sales	$353,106	$227,496

Cost of Sales	283,397	182,436

Gross Profit	69,709	45,060

Operating Expenses	4,097	2,847

Operating Income	65,612	42,213

Derivative Income (Expense)	(7,948)	(15,483)
Interest Income	12	14
Interest Expense	-	(53)

Income Before Income Tax Expense	57,676	26,691

Income Tax Expense	(16,809)	(10,964)

Net Income	40,867	15,727

Foreign Currency Translation Adjustment	9,550	158

Comprehensive Income	$50,417	$15,885

Net Income	$40,867	$15,727
Preferred Stock Dividends Paid in Cash	(186)	(365)
Preferred Stock Deemed Dividends	-	(8,644)

Net Income Attributable to Common Stockholders	$40,681	$6,718

Earnings per Common Share:
Basic	$0.42	$0.08

Diluted	$0.40	$0.07

Weighted Average Common Shares Outstanding:
Basic	96,931,079	84,262,503

Diluted	101,508,266	93,712,618

The accompanying notes to consolidated financial statements are an integral part of these statements.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income

	For the Three Months Ended March 31,
	2011	2010
	(In Thousands, Except Per Share Data)

Net Sales	$119,574	$96,899

Cost of Sales	95,486	77,376

Gross Profit	24,088	19,523

Operating Expenses	1,081	1,440

Operating Income	23,007	18,083

Derivative Income (Expense)	9,221	(1,207)
Interest Income	3	5
Interest Expense	-	-

Income Before Income Tax Expense	32,231	16,881

Income Tax Expense	(5,860)	(4,784)

Net Income	26,371	12,097

Foreign Currency Translation Adjustment	3,272	25

Comprehensive Income	$29,643	$12,122

Net Income	$26,371	$12,097
Preferred Stock Dividends Paid in Cash	(25)	(209)
Preferred Stock Deemed Dividends	-	-

Net Income Attributable to Common Stockholders	$26,346	$11,888

Earnings per Common Share:
Basic	$0.26	$0.14

Diluted	$0.26	$0.12

Weighted Average Common Shares Outstanding:
Basic	100,197,482	86,160,133

Diluted	102,136,976	100,210,772

 The accompanying notes to consolidated financial statements are an integral part of these statements.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended March 31,
	2011	2010
	(In Thousands)
Cash Flows From Operating Activities:
Net Income	$40,867	$15,727

Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	1,399	231
Stock Based Compensation	857	316
Change in Warrant Derivative Liability	7,948	15,483
(Increase) Decrease in Assets:
Accounts Receivable	(915)	1,871
Inventories	(22,451)	(14,876)
Advances to Suppliers	28,007	(23,325)
Increase (Decrease) in Liabilities:
Accounts Payable	(189)	(769)
Taxes Payable	(2,258)	3,626
Net Cash Provided By (Used in) Operating activities	53,265	(1,716)

Cash Flows From Investing Activities:
Deposit made to Acquire Fixed Assets	(32,232)	-
Purchase and Improvements to Land and Buildings	(1,960)	(7,654)
Net Cash Provided By (Used in) Investing Activities	(34,192)	(7,654)

Cash Flows From Financing Activities:
Proceeds from Preferred Stock Sale	-	13,820
Proceeds from Common Stock Sale	-	76
Proceeds from the Exercise of Warrants	2,908	-
Payment of Dividends	(186)	-
Net Cash Provided By (Used in) Financing Activities	2,722	13,896

Effect of Exchange Rate Changes in Cash	443	158

(Decrease) Increase in Cash	22,238	4,684

Cash, Beginning of Period	10,125	7,308

Cash, End of Period	$32,363	$11,992

Supplemental Cash Flow Information:
Cash Paid During the Period for
Interest, Net of Amounts Capitalized	$-	$-
Income Taxes	$17,250	$7,338
Supplemental Schedule of Noncash Investing and Financing Activities:
Conversion of Preferred Stock into Common Stock	$2,572	$4,218

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

Total comprehensive income is defined as all changes in stockholders’ equity during a period, other than those resulting from investments by and distributions to stockholders (i.e. issuance of equity securities and dividends).  Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation. The gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income. The total comprehensive income represents the activity for a period net of related tax and was a gain of $9,550,124 and a gain of $158,063 for the nine month periods ended March 31, 2011 and 2010, respectively.  The total comprehensive income was a gain of $3,272,044 and a gain of $25,000 for the three month periods ended March 31, 2011 and 2010, respectively.

Accumulated other comprehensive income related to the foreign currency translation in the consolidated statement of shareholders’ equity amounted to $21,740,683 and $12,190,559 as of March 31, 2011 and June 30, 2010, respectively.  The balance sheet amounts with the exception of equity at March 31, 2011 and June 30, 2010 were translated at RMB 6.5601 to $1.00 USD and at RMB 6.8086 to $1.00 USD, respectively.  The average translation rates applied to income and cash flow statement amounts for the nine and three month periods ended March 31, 2011 and 2010 were at RMB 6.6703 to $1.00 USD and RMB 6.5804 to $1.00 USD, and RMB 6.8287 to $1.00 USD and RMB 6.8277 to $1.00 USD, respectively.

Concentration of Risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions or state owned banks within the PRC, which do not provide for insurance against lost funds.  The Company also maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US.  Balances at financial institutions or state owned banks within the PRC are not insured and amounted to $29,942,884 and $9,959,080 at March 31, 2011 and June 30, 2010, respectively.  As of March 31, 2011 the Company had cash balances of $2,321,318 in excess of federally insured limits in its US bank.  As of June 30, 2010 the Company did not have deposits in excess of federally insured limits in its US bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs.  The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.  The Company had a warrant derivative liability carried at fair value on a recurring basis at March 31, 2011.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as reported during the nine months ended March 31, 2011, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Description	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total at March 31, 2011
Warrant Derivative Liability	$-	$5,394,367	$-	$5,394,367

Total	$-	$5,394,367	$-	$5,394,367

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

Reclassification

Certain reclassifications have been made to the consolidated financial statements as of June 30, 2010 and for the nine and three months ended March 31, 2010 in order to be comparable with the condensed consolidated financial statements as of and for the nine and three months ended March 31, 2011. These reclassifications had no effect on net income or cash flows as previously reported.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) ASU No. 2010-09 (ASC Topic 855), which amends Subsequent Events Recognition and Disclosures, ASU No. 2009-16 (ASC Topic 860), which amends Accounting for Transfer of Financial Assets, ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-08, Earnings per Share, ASU No. 2009-12(ASC Topic 820), Investments in Certain Entities That Calculate Net Asset Value per Share, and various other ASU’s No. 2009-2 through ASU No. 2011-3 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company, or their effect on the financial statements would not have been significant.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company has no rent expense or lease commitments for the nine and three month periods ended March 31, 2011 and 2010.

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices.  No material annual loss is expected from these commitments.

The Company has advances to several refineries for inventory in the amount of $48,623,418, as of March 31, 2011, which will be offset against future purchases from the suppliers.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if an allowance for doubtful accounts is necessary and adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Through the date of these financial statements, the Company has never experienced a significant bad debt.  As a result, no allowance for doubtful accounts has been recorded. Trade accounts receivable at March 31, 2011 and June 30, 2010 consisted of the following:

	March 31, 2011 (in thousands)	June 30, 2010 (in thousands)

Trade Accounts Receivable	$27,746	$25,837
Less: Allowance for Doubtful Accounts	-	-
Totals	$27,746	$25,837

NOTE 5 – INVENTORIES

As of March 31, 2011 and June 30, 2010, inventory consisted of significant quantities of diesel and gasoline, among others, as outlined herein:

	March 31, 2011 (in thousands)	June 30, 2010 (in thousands)

Diesel	$31,762	$19,775
Gasoline	24,418	12,539
Fuel Oil	1,535	800
Solvents	2,036	631
Total	$59,751	$33,745

NOTE 6 – ADVANCES TO SUPPLIERS

As of March 31, 2011 and June 30, 2010, advances to suppliers consisted of significant deposits on account with the Company’s refinery partners.  The deposits are held by the Company’s refinery partners to ensure that the delivery of inventory to the Company is made in a timely manner.  The Company attempts to maintain a significant balance on account with refinery partners with the expectation of receiving preferential pricing and delivery from our suppliers.

	March 31, 2011 (in thousands)	June 30, 2010 (in thousands)

Advances to Suppliers	$48,623	$74,287
Other	-	-
Total	$48,623	$74,287

NOTE 7 – DEPOSIT

Longwei entered into a letter of intent with Shangxi Jiangtong Chemicals Co., Ltd. (“Jiangtong”) to acquire the assets of Jiangtong’s wholly-owned subsidiary Haujie Petroleum Co., Ltd. (“Haujie”).  The Company intends to acquire the assets of a fuel storage depot in northern Shanxi Province (located in Xingyuan, Shanxi) including fuel tanks with a 100,000 metric ton storage capacity. We have paid a deposit of 215 million RMB (approximately US $32.8 million) toward the full purchase price of 700 million RMB (approximately US $106.5 million).  The assets are non-operational with no revenue-producing history and include land use rights for 98 acres of land, 100,000 tonnage fuel tanks with accessory facilities and equipment, a special transportation railway line, and a 3,000-square-meter office building.  The acqusition is subject to final due diligence and board approval.  The Company intends to use its cash on hand, bank and other financing, and working capital assets to finance the acquisition.

The Company engaged a third-party, independent valuation firm for the appraisal of the fair market value of the assets to be acquired.  The independent valuation firm has provided their report with a detailed list of assets acquired and valuation, including the following classifications:

(1)	Land (Land-Use-Rights) - 279,300,000 RMB (approximately $42.6 million USD)

(2)	Machinery & Equipment - 113,165,841 RMB (approximately $17.3 million USD)

(3)	Buildings - 63,926,295 RMB (approximately $9.7 million USD)

(4)	Fire Controls - 17,348,924 RMB (approximately $2.6 million USD)

(5)	Railroad & Equipment - 239,540,000 RMB (approximately 36.5 million USD)

TOTAL:  713,281,060 RMB (approximately $108.7 million USD)

Longwei will account for the purchase of the proposed assets as an Asset Purchase.  The Company will use this accounting treatment for the purchase of assets because the purchase does not meet the definition of a “Business” for a business combination.  The accounting requirements for an acquisition of net assets or equity interests that are deemed to be an Asset Purchase differs from those used for a Business Combination, which may require audited financial statements of the entity acquired.

Because the definition of a Business in Rule 11-01(d), differs somewhat from that of ASC 805, the Company has undertaken a separate analysis under Rule 11-01(d) when evaluating the reporting requirements of SEC Regulation S-X, as well as the definition of a Business in ASC 805.  Rule 11-01(d) of Regulation S-X defines a Business for determining when separate financial statements are required to be filed with the SEC.  The principle in the rule is whether there is sufficient continuity in the revenue generating activity so that pre-acquisition financial statements would be meaningful to investors.  The assets to be acquired do not meet the definition of a Business under rule 11-01(d).  FASB ASC Topic 805 defines a Business as capable of being conducted and managed as an integrated set of activities utilizing its assets and requires two essential elements - inputs and processes applied to those inputs, which together are or will be used to create outputs. The assets to be acquired have no inputs, no operating history, no employees or other attributes described above, as well as no liabilities or encumbrances and do not meet the definition of a Business under ASC 805.  Therefore, based on the Company’s evaluations performed for the purposes of determining the accounting treatment of the assets to be acquired, the assets do not constitute a Business as defined above and should be properly accounted for as Asset Purchase.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:
	March 31, 2011 (in thousands)	June 30, 2010 (in thousands)

Land and Buildings	$46,855	$44,394
Machinery and Production Equipment	3,839	2,814
Railway	2,022	1,448
Motor Vehicles	256	215
Total Property, Plant and Equipment	52,972	48,871
Accumulated Depreciation	(6,917)	(5,294)
Total	$46,055	$43,577

Depreciation expense (in thousands) for the nine and three months ended March 31, 2011 and 2010 was $1,399 and $469 and $231 and $77, respectively.

NOTE 9 – TAXES

Taxes payable consisted of the following:
	March 31, 2011 (in thousands)	June 30, 2010 (in thousands)

Income Tax Payable	$5,737	$5,827
Value Added Tax Payable	(634)	1,255
Business Taxes and Other Payables	-	47
Total	$5,103	$7,129

NOTE 10 – PREFERRED STOCK - OCTOBER 2009 FINANCING

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

Accounting for the Warrants

The Company analyzed the Warrants in accordance with ASC Topic 815 to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and, if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The Company adopted the provisions of ASC Topic 815 subtopic 40 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC Topic 815 subtopic 40”) on July 1, 2009, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting ASC Topic 815 subtopic 40, the Company concluded that the Warrants issued in the October 2009 Financing should be treated as a derivative liability because the Warrants are entitled to a price adjustment provision to allow the Conversion Price to be reduced in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable Exercise Price or without consideration, which is typically referred to as a “down-round protection” or “anti-dilution” provision.  According to ASC Topic 815 subtopic 40, the “down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants to fail to be qualified as indexed to the Company’s own stock and then to fail to meet the scope exceptions of ASC Topic 815. Therefore, the Company accounted for the Warrants as derivative liabilities under ASC Topic 815 (codification of EITF 00-19).  Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings under the other income/expense in the consolidated statement of operations at each reporting period.  During the nine and three month period ended March 31, 2011, the Company recorded a loss on warrant re-valuation of $7,947,841 and a gain of 9,220,821, respectively.  During the nine and three month period ended March 31, 2010, the Company recorded a loss on warrant re-valuation of $15,483,000 and $1,207,000.

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

October 2009 Financing Warrants - Valuation Inputs
Attribute	March 31, 2011	June 30, 2010	October 29, 2009
Stock Price	$1.83	$1.95	$2.05
Risk Free Interest Rate	1.30%	1.13%	1.50%
Volatility	62.6%	80.1%	63.9%
Exercise Price	$2.255	$2.255	$2.255
Dividend Yield	0%	0%	0%
Contractual Life (Years)	1.60	2.36	3
Fair Market Value	$5,394,367	$2,084,131	$7,327,517

In accordance with ASC Topic 470-20, “Debt with Conversion and Other Options,” the gross proceeds of $14,849,201 from the October 2009 Financing were first allocated to the warrant derivative based on its fair value of $7,327,517 with the residual value of $7,521,684 allocated to the Series A Preferred Stock as of October 29, 2009.  The remeasured fair value of the Warrants as of March 31, 2011 was $5,394,367.

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

Stock Warrant Activity

The following is a summary of the Company’s stock warrant activity through March 31, 2011, only one class of warrants outstanding - related to the October 2009 Financing stock warrants, adjusted for any changes in the exercise price of the stock warrants:

	Stock Warrants	Weighted Average Exercise Price
Outstanding – June 30, 2010	14,849,201	$2.255
Exercisable – June 30, 2010	14,849,201	$2.255
Granted	-	$-
Exercised	3,306,949	$2.255
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2011	11,542,252	$2.255
Exercisable – March 31, 2011	11,542,252	$2.255

The following is a summary of the Company’s stock warrants outstanding as of March 31, 2011, only one class of warrants outstanding – related to the October 2009 Financing stock warrants, adjusted for any changes in the exercise price of the stock warrants:

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.255	11,542,252	1.60 years	$2.255	11,542,252	$2.255

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 600,000,000 shares, in aggregate, consisting of 500,000,000 shares of common stock, no par value, and 100,000,000 shares of preferred stock, no par value. The Company's current Certificate of Incorporation authorizes the Board of Directors (the “Board”) to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of March 31, 2011, 1,313,411 shares of the Company’s preferred stock and 100,329,198 shares of the Company’s common stock were issued and outstanding.  As of June 30, 2010, 6,934,273 shares of the Company’s preferred stock and 92,633,485 shares of the Company’s common stock were issued and outstanding.

Recent Sale of Securities

Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

During January 2011, the holders of Convertible Preferred Stock elected to convert 87,657 shares of preferred stock into 87,657 shares of common stock.

During January 2011, the holders of Warrants elected to exercise 51,000 warrants on a cashless basis into 8,866 shares of common stock.

During February 2011, the holders of Convertible Preferred Stock elected to convert 105,269 shares of preferred stock into 105,269 shares of common stock.

During March 2011, the holders of Convertible Preferred Stock elected to convert 135,000 shares of preferred stock into 135,000 shares of common stock.

During March 2011, the Chief Financial Officer earned and was vested in 15,000 shares of common stock as part of his consulting agreement.

NOTE 12 – EARNINGS PER SHARE

FASB ASC Topic 260, earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

The Company only has common stock and the following convertible instruments outstanding at March 31, 2011:

1.	1,313,411 Preferred Shares – convertible on a 1:1 basis for common shares
2.	11,542,252 October 2009 Financing Warrants – exercisable at $2.255 per share
3.	15,000 Common Shares – issuable to officers and directors under agreement

Total number of Dilutive Shares outstanding as of March 31, 2011 was 12,870,663 common shares.

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

The following table sets forth the computation of basic and dilutive net income per share:

	(In Thousands, Except Per Share Data) For the Nine Months Ended March 31,
	2011	2010

Net income (loss) attributable to common stockholders	$40,681	$6,718

Basic weighted average outstanding shares of common stock	96,931	84,263
Weighted number of dilutive shares	4,577	9,450
Diluted weighted average common stock and common stock equivalents	101,508	93,713

Earnings (loss) per share:
Basic	$0.42	$0.08
Fully Dilutive	$0.40	$0.07

	(In Thousands, Except Per Share Data) For the Three Months Ended March 31,
	2011	2010

Net income (loss) attributable to common stockholders	$26,346	$11,888

Basic weighted average outstanding shares of common stock	100,197	86,160
Weighted number of dilutive shares	1,940	14,051
Diluted weighted average common stock and common stock equivalents	102,137	100,211

Earnings (loss) per share:
Basic	$0.26	$0.14
Fully Dilutive	$0.26	$0.12

NOTE 13 - SEGMENT INFORMATION

The Company operates under the two business segments determined in accordance with FASB ASC Topic 280, “Segment Reporting.”

1.	Product Sales - The Company purchases and sells diesel, gasoline, fuel oil and solvents in the PRC.
2.	Agency Fees - The Company acts as an agent in the purchase and sale of the Products by other intermediaries in the PRC.
(In Thousands) Nine Months Ended March 31, 2011	Product Sales	Agency Sales	Consolidated Total
Net Sales	$336,397	$16,709	$353,106
Cost of Sales	283,397	-	283,397
Operating Income	54,081	11,531	65,612
Segment Assets	247,312	-	247,312
Segment Liabilities	10,898	-	10,898

(In Thousands) Nine Months Ended March 31, 2010	Product Sales	Agency Sales	Consolidated Total
Net Sales	$215,527	$11,969	$227,496
Cost of Sales	182,435	-	182,436
Operating Income	30,244	11,969	42,213
Segment Assets	168,579	-	168,578
Segment Liabilities	27,724	-	27,724

(In Thousands) Three Months Ended March 31, 2011	Product Sales	Agency Sales	Consolidated Total
Net Sales	$114,396	$5,178	$119,574
Cost of Sales	95,486	-	95,486
Operating Income	17,885	5,178	23,007
Segment Assets	247,312	-	247,312
Segment Liabilities	10,898	-	10,898

(In Thousands) Three Months Ended March 31, 2010	Product Sales	Agency Sales	Consolidated Total
Net Sales	$91,884	$5,015	$96,899
Cost of Sales	77,376	-	77,376
Operating Income	13,068	5,015	18,083
Segment Assets	168,579	-	168,579
Segment Liabilities	27,724	-	27,724

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

Agency Fees

Agency fee revenues consist of fees charged to intermediaries who lack the required licenses to purchase directly from refineries. The Company allocates a portion of its purchasing quota to these customers for a fee similar to a sales commission. Agency fee revenues are recognized when there is evidence of an arrangement that specifies pricing and irrevocable allocation of a portion of the Company’s purchase quota and collection has occurred. Cost of agency fee service revenues may consist of selling commission, transportation or other costs, if any, associated with the agency fee arrangement.  For year ended June 30, 2010 and thereafter, the Company stopped transporting or handling the Products associated with the agency sales and only acted in a broker capacity allowing other intermediaries to use its licenses to take possession of the Products.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated for subsequent events between the balance sheet date of March 31, 2011 and May 16, the date the unaudited condensed consolidated financial statements were issued.

During the period from third quarter ended March 31, 2011 through May 13, 2011, the holders of Convertible Preferred Stock elected to convert 398,768 shares of preferred stock into 398,768 shares of common stock.

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

RESULTS OF OPERATIONS

 (All numbers referenced are "in thousands,” except price per metric ton “mt” and earnings per share)

For the Nine Months Ended March 31, 2011 Compared to the Nine Months Ended March 31, 2010

Revenues

For the nine months ended March 31, 2011, we reported revenues of $353,106, an increase of $125,610 or 55% from revenues of $227,496 reported for the nine months ended March 31, 2010.  We continued to expand our customer base and distribution platform.  Our Taiyuan and Gujiao fuel storage depots generated revenues of $198,331 and $138,066, respectively, and we earned an additional $16,709 in agency fees during the nine months ended March 31, 2011.  During this period our product mix as a percentage of sales was split between diesel 51%, gasoline 47%, and other petroleum products 2% of total sales.  The sales increase was primarily due to the addition of our Gujiao facility, which began operations in January of 2010, and petroleum price increases.  The weighted average sales price per metric ton (“mt”) of product sold increased approximately 18% to $973/mt from $822/mt during the nine months ended March 31, 2011 and 2010, respectively.

Costs of Sales

Costs of sales for the nine months ended March 31, 2011 were $283,397 as compared to $182,436 for the nine months ended March 31, 2010.  The increase of $100,961 or 55% was directly attributable to the increase in sales. The Company’s gross profit remained flat at approximately 20% of revenues, for the nine months ended March 31, 2011 and 2010. The average cost per metric ton of product the Company purchases have been steadily increasing in recent quarters and we have carefully managed our inventory levels to adjust to pricing fluctuations.  The weighted average cost basis per metric ton (“mt”) of product sold increased approximately 18% to $817/mt from $693/mt during the nine months ended March 31, 2011 and 2010, respectively.  We earn an agency fee commission by acting in a purchasing agent role by allowing intermediaries to use our licenses to buy directly from refineries. The product ships direct to the customer and we do not incur any cost of sales under this arrangement.

Operating Expenses

Operating expenses for the nine months ended March 31, 2011 increased to $4,097 from $2,847 for the nine months ended March 31, 2010.  The increase of $1,250 or 44% was primarily due to higher depreciation expense associated with Gujiao facility and public company expenses associated with legal, accounting, insurance and other professional fees.  As a percentage of sales, operating expenses remained approximately 1% of sales during the nine months ended March 31, 2011 and 2010, respectively.

Operating Income

Operating income for the nine months ended March 31, 2011 increased $23,399 or 55% to $65,612 from $42,213 for the nine months ended March 31, 2010, primarily driven by strong revenue growth, and inventory and cost management.

Income Before Taxes

Income before taxes for the nine months ended March 31, 2011 increased $35,623 or 133% to $62,314 from $26,691 for the nine months ended March 31, 2010, primarily due to the increase in revenues and in other expenses associated with the accounting for the non-cash warrant derivative liability charge.

Other expense for the nine months ended March 31, 2011 decreased $7,586 or 49% to $7,948 from $15,522 for the nine months ended March 31, 2010.  In accordance with GAAP, we recorded a non-cash expense for the change in the fair value of the warrant derivative. The financial instrument classified as derivatives consisted of stock warrants issued in connection with our October 2009 Financing.  The warrants have a three year term that expire October 29, 2012 and have an exercise price per share of $2.255.  The warrant derivative liability expense (a non-cash charge) decreased $7,535 or 49% to $7,948 from $15,483 for the nine months ended March 31, 2011 and 2010, respectively.  The decrease in the warrant derivative liability expense was attributable to the decline in the calculation variables for this expense that factors in stock price and duration outstanding for the warrants, both of which decreased during the nine months ended March 31, 2011.

Income tax expense for the nine months ended March 31, 2011 increased $5,845 or 53% to $16,809 from $10,964 for the nine months ended March 31, 2010, due to the increase in operating income earned during the period.

Net Income

Net income for the nine months ended March 31, 2011 increased $25,142 or 160% to $40,867 from $15,727 for the nine months ended March 31, 2010, due to the reasons set forth above.  Comprehensive income for the nine months ended March 31, 2011 increased $34,534 or 217% to $56,417 from $15,885 for the nine months ended March 31, 2010, due to the increase in net income, including the increase in foreign currency translation adjustment of $9,392 between the periods.

Basic and Diluted Income Attributable to Common Shareholders per Share

  The Company’s basic net income attributable to common shareholders per share increased $0.34 or 425% to $0.42 from $0.08 for the nine months ended March 31, 2011 and 2010, respectively. In accordance with GAAP, we recorded a non-cash expense for the change in the fair value of derivatives of $7,948 or $0.08 per basic share and $15,483 or $0.18 per basic share for the nine months ended March 31, 2011 and 2010, respectively.

The Company’s diluted net income attributable to common shareholders per share increased $0.33 or 471% to $0.40 from $0.07 for the nine months ended March 31, 2011 and 2010, respectively.  In accordance with GAAP, we recorded a non-cash expense for the change in the fair value of derivatives of $7,948 or $0.08 per diluted share and $15,483 or $0.17 per diluted share for the nine months ended March 31, 2011 and 2010, respectively.

For the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenues

For the three months ended March 31, 2011, we reported revenues of $119,574, an increase of $22,675 or 23% from revenues of $96,899 reported for the three months ended March 31, 2010.  We continued to expand our customer base and distribution platform.  Our Taiyuan and Gujiao fuel storage depots generated revenues of $63,100 and $51,296, respectively, and we earned an additional $5,178 in agency fees during the three months ended March 31, 2011.  During this period our product mix as a percentage of sales was split between diesel 47%, gasoline 51%, and other petroleum products 2% of total sales.  The sales increase was primarily due to the addition of our Gujiao facility, which began operations in January of 2010, and petroleum price increases.  The weighted average sales price per metric ton (“mt”) of product sold increased approximately 23% to $1,055/mt from $856/mt during the three months ended March 31, 2011 and 2010, respectively.

The Chinese New Year is typically celebrated during our third fiscal quarter ended March 31.  During this national holiday celebration the Company’s operating activities are significantly curtailed for approximately two weeks.

Costs of Sales

Costs of sales for the three months ended March 31, 2011 were $95,486 as compared to $77,376 for the three months ended March 31, 2010.  The increase of $18,110 or 23% was directly attributable to the increase in sales. The Company’s gross profit remained flat at 20% of revenues, for the three months ended March 31, 2011 and 2010. The average cost per metric ton of product the Company purchases have been steadily increasing in recent quarters and we have carefully managed our inventory levels to adjust to pricing fluctuations.  The weighted average cost basis per metric ton (“mt”) of product sold increased approximately 22% to $875/mt from $719/mt during the three months ended March 31, 2011 and 2010, respectively.  We earn an agency fee commission by acting in a purchasing agent role by allowing intermediaries to use our licenses to buy directly from refineries. The product ships direct to the customer and we do not incur any cost of sales under this arrangement.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 decreased to $1,080 from $1,440 for the three months ended March 31, 2010.  The decrease of $360 or 25% was primarily due to lower public company expenses associated with professional fees.  As a percentage of sales, operating expenses remained approximately 1% of sales during the three months ended March 31, 2011 and 2010, respectively.

Operating Income

Operating income for the three months ended March 31, 2011 increased $4,924 or 27% to $23,007 from $18,083 for the three months ended March 31, 2010, primarily driven by revenue growth, and inventory and cost management.

Income Before Taxes

Income before taxes for the three months ended March 31, 2011 increased $15,350 or 91% to $32,231 from $16,881 for the three months ended March 31, 2010, primarily due to the increase revenues and in other expenses associated with the accounting for the non-cash warrant derivative liability charge.

Other income for the three months ended March 31, 2011 increased $10,426 or 867% to $9,224 from an expense of $1,202 for the three months ended March 31, 2010.  In accordance with GAAP, we recorded non-cash income for the change in the fair value of the warrant derivative. The financial instrument classified as derivatives consisted of stock warrants issued in connection with our October 2009 Financing.  The warrants have a three year term that expire October 29, 2012 and have an exercise price per share of $2.255.  The warrant derivative liability income (non-cash income) was $9,221, and was an expense (non-cash charge) of $1,207 for the three months ended March 31, 2011 and 2010, respectively.  The warrant derivative liability income (non-cash income) increased $10,428 or 864% to income of $9,221 from an expense of $1,207 for the three months ended March 31, 2011 and 2010, respectively.  The increase in the warrant derivative liability income was attributable to the decline in the calculation variables for this income that factors in stock price and duration outstanding for the warrants, both of which decreased during the three months ended March 31, 2011.

Income tax expense for the three months ended March 31, 2011increased $1,076 or 22% to $5,860 from $4,784 for the three months ended March 31, 2010, due to the increase in operating income earned during the period.

Net Income

Net income for the three months ended March 31, 2011 increased $14,275 or 118% to $26,372 from $12,097 for the three months ended March 31, 2010, due to the reasons set forth above.  Comprehensive income for the three months ended March 31, 2011 increased $17,522 or 145% to $29,644 from $12,122 for the three months ended March 31, 2010, due to the increase in net income, including the increase foreign currency translation adjustment of $3,247 between the periods.

Basic and Diluted Income Attributable to Common Shareholders per Share

The Company’s basic net income attributable to common shareholders per share increased $0.14 or 140% to $0.26 from $0.12 for the three months ended March 31, 2011 and 2010, respectively. In accordance with GAAP, we recorded non-cash income for the change in the fair value of derivatives of $9,221 or $0.09 per basic share and a non-cash expense of $1,207 or $0.01 per basic share for the three months ended March 31, 2011 and 20010, respectively.

The Company’s diluted net income attributable to common shareholders per share increased $0.16 or 160% to $0.26 from $0.10 for the three months ended March 31, 2011 and 2010, respectively.  In accordance with GAAP, we recorded non-cash income for the change in the fair value of derivatives of $9,221 or $0.09 per diluted share and a non-cash expense of $1,207 or $0.01 per diluted share for the three months ended March 31, 2011 and 2010, respectively.

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

Longwei Petroleum Investment Holding Limited
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
(in thousands, except per share data)

	For the Nine Months Ended March 31,		For the Three Months Ended March 31,
	2011	2010	2011	2010

GAAP Net Income Attributable to Common Shareholders	$40,867,	$6,718	$26,371	$6,662
Non-GAAP adjustments:
Add: Non-Cash Charge for the Change in Fair Value of Derivative	7,948	15,483	(9,221)	1,207
Non-GAAP Net Income Attributable to Common Shareholders (a)	$48,815	$22,201	$17,150	$7,869

GAAP Earnings Per Share:
Basic	$0.42	$0.08	$0.26	$0.14

Diluted	$0.40	$0.07	$0.26	$0.12

Non-GAAP Earnings Per Share:
Basic	$0.50	$0.26	$0.17	$0.09

Diluted	$0.48	$0.24	$0.17	$0.08

Weighted Average Common Shares Outstanding:
Basic	96,931,079	84,262,503	100,197,482	86,160,133

Diluted	101,508,266	93,712,618	102,136,976	100,210,772

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

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $32,363 at March 31, 2011.  As of March 31, 2011 our current assets increased $57,263 or 40% from $143,994 at year end June 30, 2010 to $201,257 at the nine month period ended March 31, 2011.  Overall, we had an increase in cash flows of $22,238 during the nine month period ended March 31, 2011 resulting from $53,265 of cash provided by operating activities, cash used in investing activities of $(34,192) and cash provided by financing activities of $2,722.

Our current ratio is approximately 15:1 (current assets to current liabilities) and improves to approximately 30:1 net of the fair value of the warrant derivative liability at March 31, 2011.  We have no long term debt as of March 31, 2011.  Accounts receivable turnover improved from 27 days to 21 days during the nine month period.  Inventory turnover decreased from 32 days to 57 days to account for additional product held in on-hand inventory during this period of rising prices to take advantage of our large storage capacity.  The ratio of advances to suppliers to inventory decreased from 2.2:1 to 0.8:1 from year ended June 30, 2010 to March 31, 2011, respectively, but the combined balance in both inventory on-hand and advances to suppliers remained the same during the period at approximately $108 million.  We have continued to improve our working capital management to enhance our flexibility on inventory management and purchasing capability to react to changes in market prices.

As of March 31, 2011 we have a deposit balance of 215 million RMB (approximately $32.8 million) toward the purchase price of 700 million RMB (approximately $106.5 million) in fuel storage depot assets.  We have entered into a letter of intent with Shangxi Jiangtong Chemicals Co., Ltd. (“Jiangtong”) to acquire the assets of Jiangtong’s wholly-owned subsidiary Haujie Petroleum Co., Ltd. (“Haujie”).  The Company intends to acquire the assets of a fuel storage depot in northern Shanxi Province (located in Xingyuan, Shanxi) including fuel tanks with a 100,000 metric ton storage capacity. The assets are non-operational with no revenue-producing history and include land use rights for 98 acres of land, 100,000 tonnage fuel tanks with accessory facilities and equipment, a special transportation railway line, and a 3,000-square-meter office building.  The acqusition is subject to final due diligence and board approval.  The Company intends to use its cash on hand, bank and other financing, and working capital assets to finance the acquisition.

The Company engaged a third-party, independent valuation firm for the appraisal of the fair market value of the assets to be acquired.  The independent valuation firm has provided their report with a detailed list of assets acquired and valuation, including the following classifications:

(1)	Land (Land-Use-Rights) - 279,300,000 RMB (approximately $42.6 million USD)

(2)	Machinery & Equipment - 113,165,841 RMB (approximately $17.3 million USD)

(3)	Buildings - 63,926,295 RMB (approximately $9.7 million USD)

(4)	Fire Controls - 17,348,924 RMB (approximately $2.6 million USD)

(5)	Railroad & Equipment - 239,540,000 RMB (approximately 36.5 million USD)

TOTAL:  713,281,060 RMB (approximately $108.7 million USD)

Longwei will account for the purchase of the proposed assets as an Asset Purchase.  The Company will use this accounting treatment for the purchase of assets because the purchase does not meet the definition of a “Business” for a business combination.  The accounting requirements for an acquisition of net assets or equity interests that are deemed to be an Asset Purchase differs from those used for a Business Combination, which may require audited financial statements of the entity acquired.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	(In thousands) Nine Months Ended March 31,
	2011	2010

Cash at beginning of period	$10,125	$7,308
Net cash (used in) provided by operating activities	53,265	(1,716)
Net cash (used in) provided by investing activities	(34,192)	(7,654)
Net cash (used in) provided by financing activities	2,722	13,896
Effect of exchange rate changes on cash	443	158
Cash at end of period	$32,363	$11,992

Cash Flows from Operating Activities

For the nine months ended March 31, 2011, net cash provided by operations was $53,265 compared to net cash used in operations of $(1,716) for the nine months ended March 31, 2010.  The increase of $54,981 or 3,204% in net cash provided by operations was primarily due to the increase in net income of $48,815, net of the effect for the non-cash warrant derivative liability charge, as well as the net effect of $5,178 for the decrease in advances to suppliers offset by the increase in on-hand inventory.  The ratio of advances to suppliers to inventory decreased from 2.2:1 to 0.8:1 from year ended June 30, 2010 to March 31, 2011, respectively, but the combined balance in both inventory on-hand and advances to suppliers remained the same during the period at approximately $108 million.  We increased our on-hand inventory as our capacity utilization has expanded from 50,000mt to 120,000mt during the last fiscal year with operations commencing at the Gujiao facility in January of 2010.  Based on the nine months ended March 31, 2011 inventory product mix we have 67mt (or 22.3M gallons) of Product on-hand or 56% of our total storage capacity of 120,000mt valued at $59,751.  Our supplier advance balance with refineries allows us to lock-in supply so that we can react quickly to purchases based on the timing of the PRC pricing levels adjustments and adjust our on-hand inventory levels accordingly.

Cash Flows from Investing Activities

For the nine months ended March 31, 2011, net cash used in investing activities was $(34,192) compared to net cash used in investing activities of $(7,654) for the nine months ended March 31, 2010.  The increase of $26,538 or 347% in net cash used in investing activities was primarily due to the deposit of $32,232 paid for the acquisition of fixed assets. The capital expenditures for the nine months ended March 31, 2010 included the investment into the renovation and retrofit of the Gujiao facility, as well as improvements to our Taiyuan facility.

Cash flows from Financing Activities

For the nine months ended March 31, 2011, net cash provided by financing activities was $2,722 compared to net cash provided by financing activities of $13,896 for the nine months ended March 31, 2010.  The decrease of $11,174 or 80% in net cash provided by financing activities was primarily due to $13,820 from the proceeds from the sale of preferred stock during the nine months ended March 31, 2010 compared to $2,908 from the proceeds from the exercise of warrants during the nine months ended March 31, 2011.

Plan of Operations

As described herein, we anticipate the completion of the approximately $106.5 million asset purchase of the assets of Haujie Petroleum by the end of our current fiscal year.  We expect to continue to expand our customer base utilizing our distribution platforms.  Our strategy is to leverage our customer and supplier relationships to develop additional business.  We may also look for opportunities to expand our business that we consider accretive to earnings.

We will continue to operate within our business model, which allows us a competitive advantage by utilizing our large storage capacity to adjust inventory levels based on the anticipated movement of industry pricing and acts as a hedge on pricing levels.  Utilizing our excess storage capacity allows us flexibility to take advantage of pricing, supply and demand fluctuations within the marketplace.  Our inventory on-hand and supplier advance balance with refineries allows us to lock-in supply so that we can react quickly to purchases based on the timing of the PRC pricing levels adjustments.

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

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “ Property, Plant, and Equipment”, and FASB ASC Topic 205 “ Presentation of Financial Statements ”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2011, the Company had not experienced impairment losses on its long-lived assets.

Inventories

Inventories consist of finished petroleum products.  Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.  When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the nine months ended March 31, 2011 and 2010.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Cai Yongjun, and Chief Financial Officer, Michael Toups, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On May 16, 2011, the Company filed an amendment to the second fiscal quarter ended December 31, 2011 Form 10Q, which filing contains restated financial statements for the second fiscal quarter ended December 31, 2011 in its Form 10Q/A for the period.

The purpose of the restatement in our amended Quarterly Report for our second fiscal quarter ended December 31, 2010 was to: (i) amend and restate our financials to reflect warrants exercised during the second fiscal quarter ended December 31, 2010 that were not correctly recorded. When warrants were exercised we did not debit warrant derivative liability expense (a non-cash charge) for $4,589 thousands and credited common stock for the same amount. Consequently, we understated common stock and warrant derivative liability expenses; (ii) amend fully dilutive earnings per share to correctly apply the treasury stock method when computing dilution. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Consequently, we overstated the fully diluted weighted average common shares outstanding. The fully diluted weighted average common shares outstanding were 103,136,580 and 101,216,165 for the six and three month ended December 31, 2010.

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

During January 2011, the holders of Convertible Preferred Stock elected to convert 87,657 shares of preferred stock into 87,657 shares of common stock.

During January 2011, the holders of Warrants elected to exercise 51,000 warrants on a cashless basis into 8,866 shares of common stock.

During February 2011, the holders of Convertible Preferred Stock elected to convert 105,269 shares of preferred stock into 105,269 shares of common stock.

During March 2011, the holders of Convertible Preferred Stock elected to convert 135,000 shares of preferred stock into 135,000 shares of common stock.

During March 2011, the Chief Financial Officer earned and was vested in 15,000 shares of common stock as part of his consulting agreement.

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