Form 10-K
period 2011-06-30
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2011-09-13
CIK 1111817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑

Revenues for year ended June 30, 2011: $481,553,021

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of December 31, 2010 based upon the closing price reported for such date on the NYSE-Amex was US $88,909,396.

As of September 13, 2011 the registrant had 100,751,966 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.  BUSINESS

Overview

Longwei Petroleum Investment Holding Limited (the “Company”) is an energy company engaged in the wholesale distribution of finished petroleum products in the People’s Republic of China (the “PRC”).  The Company’s oil and gas operations consist of transporting, storage and selling finished petroleum products, entirely in the PRC.  The Company purchases diesel, gasoline, fuel oil and solvents (the “Products”) from various petroleum refineries in the PRC. The Company’s headquarters are located in Taiyuan City, Shanxi Province (“Taiyuan”). The Company has a storage capacity for its Products of 120,000 metric tons located at its fuel depot storage facilities in Taiyuan and in Gujiao, Shanxi (“Gujiao”), 50,000 metric tons and 70,000 metric tons of capacity respectively at each location. The Gujiao facility was acquired in January of 2009 and commenced operations in November of 2009. The Company is 1 of 3 licensed intermediaries in Taiyuan and the sole licensed intermediary in Gujiao that operates its own large scale storage tanks. The Company has the necessary licenses to operate and sell Products not only in Shanxi but throughout the entire PRC.  The Company seeks to earn profits by selling its Products at competitive prices with timely delivery to coal mining operations, power supply customers, large-scale gas stations and small, independent gas stations. The Company also earns revenue under an agency fee by acting as a purchasing agent for other intermediaries in Shanxi, and through limited sales of diesel and gasoline at two retail gas stations, each located at the Company’s facilities. The sales price and the cost basis of the Company’s products are largely dependent on regulations and price control measures instituted and controlled by the PRC government as well as the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond the Company’s control.

The Company was incorporated under the laws of the State of Colorado on March 17, 2000 as Tabatha II, Inc.  On October 12, 2007, the Company changed its name to Longwei Petroleum Investment Holding Limited.

For the year ended June 30, 2011, we reported revenues of $481.6 million, an increase of 40.3% from revenues of $343.2 million reported for the year ended June 30, 2010.  We continue to expand our customer base and distribution platform.

A summary of our operating results and select balance sheet data for the years ended June 30, 2011 through 2007 are as follows:

Select Historical Financial Data for the Years Ended June 30, 2011 - 2007
(Amounts in $USD Millions)	2011	2010	2009	2008	2007
Revenues	$481.6	$343.2	$196.8	$143.8	$93.8
Annual Revenue Growth	40%	74%	37%	53%	1%
Net Income	$62.7	$50.2	$21.8	$20.7	$12.0
Annual Net Income Growth	25%	130%	5%	73%	(18%)
Total Assets	$273.3	$187.6	$120.1	$93.4	$60.7
Total Liabilities	$11.6	$9.7	$5.2	$4.9	$3.0
Total Shareholder’s Equity	$261.7	$177.9	$114.9	$88.5	$57.7

Customers

The Company sells its products directly to commercial, industrial, retail and wholesale customers throughout Shanxi Province in the PRC from its two fuel depot storage facilities.  We normally enter into supply contracts with our customers and require customers to purchase a minimum amount of specified petroleum products at market price during each period of the contract.  The contract’s pricing typically resets every 30 days.  Payments are due upon receipt of the products unless the customer has been pre-approved for payment terms.  Approximately 75% of our customers are cash-payment only upon delivery, and certain large customers are preapproved for payment terms of up to 90 days. Customers may take delivery of their purchases at our fuel depots or pay us to deliver to their location.

For each of the last three fiscal years we have derived 100% of our revenues within the PRC.  Our long-lived assets are also 100% domiciled within the PRC.  Since 100% of the Company’s operations are carried out within the PRC, our financial condition and results of operations may be influenced by the political, economic and legal environment within the PRC, as well as by the general state of the PRC economy.  In addition, the Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, regulations on foreign exchange control regarding exchange transactions, and rates and methods of taxation, among other things.

The strong, sustained economic growth in the PRC recently surpassed Japan as the world’s second largest economy in terms of GDP. The PRC is also the world’s second largest consumer of petroleum products behind the United States, according to www.platts.com. In a report released in November 2010 by the US Energy Information Administration (“EIA”), China’s oil consumption will continue to rise in 2011 and 2012, with oil demand expected to reach 9.6 million barrels per day in 2011 and almost doubling to 17 million barrels per day by 2035.  Also in a recent report from the International Energy Agency the PRC was named the top global energy consumer.

The Business Monitor International, China Oil and Gas Report (BMI) forecasts that the demand for gasoline and diesel, which is still relatively low on a per capita basis, has been on a steady increase and is projected to continue to grow in line with rising car ownership and industrial/agriculture production in the PRC.

Percentage of Product Sales Revenue by Customer Class for the Years Ended June 30
Customers Classification	2011	2010
Industrial Users – Coal Operations & Power Generation	50%	55%
Large-Scale Gas Stations	34%	35%
Small, Independent Gas Stations	16%	10%

Our industrial customers are primarily coal mining operations and power generation plants, which use diesel, gasoline, fuel oil and solvents. Industrial customers accounted for approximately 50% and 55% of our product revenues for the years ended June 30, 2011 and 2010, respectively.  Industrial customers remain our largest customer category primarily because of our Gujiao facility, which is strategically located in an industrial region.  Industrial customers are also our primary source of agency fee revenues because of the large quantity of product required for their operations.

Large-scale gas stations accounted for approximately 34% and 35% of our product revenues for the years ended June 30, 2011 and 2010, respectively.  Our third largest group of customers consists of small, independent gas stations (less than 10 locations). These small, independent operators are a growing segment of the market and increased as a percentage of product revenues to approximately 16% from 10% for the year ended June 30, 2011 and 2010, respectively. Gas station customers primarily buy diesel and gasoline to support their retail network of gas stations to fuel the growing demand of new automobiles on the roads in the PRC.  These customers depend on our timely delivery and customer service compared to the larger state-owned petroleum distributors.

The Company has approximately forty major customers.  No customer accounted for more than 10% of our total revenues or accounts receivable for the years ended June 30, 2011 and 2010.  For 2011 and 2010, our five largest customers represented approximately 7% and 16% of our total revenues, respectively.  Our single largest customer in 2011 and 2010 accounted for approximately 2% and 4% of our total revenues, respectively.

Products

We purchase diesel, gasoline, fuel oil and solvents from various petroleum refineries in the PRC.  We have historically sold large quantities of diesel and gasoline products and have a large and expanding supply chain in place. We do not generally modify the products prior to sale. However, in some scenarios the Company will further blend or modify our products upon the request of our customers.

Our percentage of product mix, total revenue and average profit margin by product category for years ended June 30, 2011 and 2010 are listed below:

Product Mix, Percentage of Total Revenue and Average Profit Margin by Product Line for the Years Ended
	June 30, 2011			June 30, 2010
Product	Product Mix	% Total Revenue	Wt. Avg. Profit Margin	Product Mix	% Total Revenue	Wt. Avg. Profit Margin
Diesel	48%	46%	17%	47%	44%	15%
Gasoline	50%	47%	16%	49%	46%	16%
Fuel Oil	1%	1%	19%	2%	2%	23%
Solvents	1%	1%	24%	2%	2%	21%
Product Sales Total	100%	95%	16%	100%	94%	15%

Agency Fees		5%	100%		6%	100%

TOTAL		100%	20%		100%	20%

* Agency fee revenues consist of fees, similar to a sales commission, charged to intermediaries who lack the required licenses to purchase directly from refineries, as well as the volume purchasing capability of the Company. Agency fee revenues are recognized when there is evidence of an arrangement that specifies pricing and irrevocable receipt of product and collection has occurred. Cost of agency fee service revenues may consists of selling commission, transportation or other costs, if any, associated with the agency fee arrangement.  For years ended June 30, 2011 and 2010, respectively, the Company stopped transporting or handling the products associated with the agency sales and only acted in a broker capacity allowing other intermediaries to use its licenses to take possession of the products.  The Company considers any costs associated with Agency fee revenues immaterial and has not allocated any costs to Agency fees for the years ended June 30, 2011 and 2010, respectively.

Facilities & Storage

The Company’s oil and gas operations consist of transporting, storage and selling finished petroleum products from its two fuel storage depots.   The Company’s headquarters is located in Taiyuan, Shanxi.  The Company has a total storage capacity for its Products of 120,000 metric tons located at its fuel depot storage facilities in Taiyuan and in Gujiao, Shanxi; 50,000 metric tons and 70,000 metric tons capacity respectively at each location. The Company has operated from its Taiyuan location since 1995 and the Gujiao facility was acquired in January 2009.  The Company began to operate and generate revenues from its Gujiao location in November, 2009, commencing full operations in January, 2010. The Company is 1 of 3 licensed intermediaries in Taiyuan and the sole licensed intermediary in Gujiao that operates its own large scale storage tanks.  The Company is 1 of 17 licensed intermediaries in Shanxi.  The Company’s storage tanks have the largest storage capacity of any private enterprise in Shanxi.  Both facilities are strategically located in close proximity to the Company’s largest customers to ensure timely delivery of products.  The Company maintains significant inventory on-hand to meet its customers’ demands and ensure flexible

The Company has its own enterprise resource planning (ERP) computer system that manages and monitors the inflow and outflow of the products at its locations.  The system ties into the Company’s inventory accounting system to monitor and manage inventory levels and automatically updates on a real-time basis.

Taiyuan, Shanxi

The Company’s headquarters are located at its fuel depot storage facility in Taiyuan. This facility has a total of 14 storage tanks with a capacity to store approximately 50,000 metric tons of products. We maintain delivery and distribution platforms, including a dedicated rail spur and a vehicle loading and unloading fuel depot station at this facility. We also maintain a retail outlet at this location. The Company owns and maintains all assets at this facility. The product sales revenue contribution from the Taiyuan facility for the years ended June 30, 2011 and 2010 were $269.7 million and $245.0 million, respectively. All of our product sales revenue earned prior to the year ended June 30, 2009 were earned at this facility.

Gujiao, Shanxi
In July, 2007 the Company made an initial deposit of approximately $9.2 million on a $30.0 million purchase contract with Shanxi Heitan Zhingyou Petrochemical Co., Ltd. for a second facility in Gujiao. The Company acquired control of the facility in January 2009 and began operations in November 2009. The Company retrofitted the existing storage tanks and built a new office and customer service center at the location. The Gujiao Facility has a total of 8 storage tanks with a capacity to store approximately 70,000 metric tons of Products. We also have 4 tar storage tanks with a capacity of 40,000 metric tons. We maintain delivery and distribution platforms, including a dedicated rail spur and a vehicle loading and unloading station at this facility. The Company owns and maintains all assets at this facility. The product sales revenue contribution from Gujiao for the years ended June 30, 2011 and 2010 were $188.3 million and $79.4 million, respectively. The Gujiao facility is located in an industrial region, approximately 50 kilometers to the west of our Taiyuan facility.

Huajie Petroleum Assets - Fanshi, Shanxi (Proposed Acquisition)

In March 2011 the Company entered into a letter of intent to purchase the assets of Huajie Petroleum located in Xingyuan Township, Fanshi County in northern Shanxi Province.  The assets include fuel storage tanks with 100,000 metric ton capacity with accessory facilities and equipment, delivery and distribution platforms, including a dedicated rail spur and a vehicle loading and unloading station.  The purchase also includes a 3,000 square meter office building and land use rights for approximately 98 acres of land adjacent to the main regional rail line.  The Company has paid a deposit on the assets of RMB 550 million (approximately $85.1 million) through cash on hand.  The total purchase price is RMB 700 million (approximately $108.3 million).  The Huajie Petroleum assets are located in an industrial and mining region, approximately 200 kilometers to the north of our Taiyuan facility

Shanxi Market
The Company’s operations are concentrated in the central PRC, primarily Shanxi Province. Shanxi is the leading coal producing region in the PRC. The region is mountainous and has no oil reserves, pipelines or refineries within the province.  Therefore petroleum products have to be brought in from outside of the province via rail or truck, either from refineries in the neighboring provinces or from the relatively more numerous refineries in the coastal provinces of the northeast PRC. Consequently, it requires wholesale distributors to commit significant resources to transportation, logistics and storage.  The province is dependent on the timely delivery of petroleum products to support its growing industrial and consumer base.  Taiyuan and the outlying area have a population of approximately 5 million people and it is the capital of Shanxi Province.   Shanxi Province has a population of approximately 34 million and it surrounded by large populated provinces, including Beijing, which represent a total population base of greater than 300 million people.  Taiyuan is approximately 500 km southwest of Beijing.  The Shanxi GDP has been growing at a CAGR of 17.1% over the 2005 – 2010 period, well above the PRC average of approximately 11.2% during the same period, according to the National Bureau of Statistics.

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

We believe we have the following advantages over our competitors:

●	Mature operational infrastructure. During the past 16 years, we have built up our operational infrastructure, including extensive distribution channels, two petroleum storage depots and convenient access to strategic railway lines.

●	Stringent Licensing Requirements. All PRC enterprises engaging in the transportation, storage and wholesaling of petroleum products are required to obtain certain permits and licenses. The permits and licenses are subject to periodic renewal and reassessment by the relevant government agencies. We also have the required permits and licenses to conduct our storage and wholesale distribution business, which are becoming increasingly difficult for new entrants to our industry to obtain due to the provincial government’s emphasis on consolidation and larger storage capacity by participants.

●	Established customer relationships. We have been in the wholesale finished oil business for over 16 years operating in the same region on a direct sales relationship with our customers. We focus on customer satisfaction and believe that we have consistently provided high quality products and services to our customers. The key competitive advantages we offer to our customers is proximity for timely delivery and flexible customer service to meet their product volume demands. We cannot offer significant discounts to our customers as the price of our products is primarily predetermined by market price and subject to regulatory retail price caps. However, customers who purchase large quantities of Products may be given priority of supply in case of shortages.

●	Stable supply sources. We have good, long-term relationships with our refinery suppliers, some of which are private enterprises and some are large state-owned enterprises. We also maintain significant advances on account with suppliers to ensure our own timely delivery and preferential pricing based on market movements.

●	Railway access. We benefit from our dedicated rail spurs that connect our storage depots to the main railway line to create efficient inflow and outflow of products. Our rail spur loading facilities can process up to 8 tanker railcars at one time. Our ERP system automatically measures all flow through our system and maintains our inventory accounting system.

●	Storage capacity. We have a total fuel depot storage capacity of 120,000 metric tons (approximately 43 million gallons of gasoline). Aside from large upfront capital requirements, new entrants to this industry must also have significant storage capacity to be able to compete, which is a barrier to entry for new competitors.

Storage Capacity

The Company’s Products vary by product density; therefore the capacity will vary depending on the inventory product mix.  Below is a calculation based on the maximum capacity of each product individually as though it was the only product stored in inventory at our two existing facilities.

(1)      Total Diesel Capacity –  37 million gallons (diesel density = 0.85kg/L)
(a)      1,000kg x 1L/0.85kg = 1,176 L/mt
(b)      1 US gallon = 3.7854 L
(c)      1,176 L / 3.7854 = 310 gallons/mt
(d)      120,000mt x 310 gallons = 37 million gallons diesel

(2)      Total Gasoline Capacity – 43 million gallons (gasoline density = 0.74kg/L)
(a)      1,000kg x 1L/0.74kg = 1,351 L/mt
(b)      1 US gallon = 3.7854 L
(c)      1,351 L / 3.7854 = 357 gallons/mt
(d)      120,000mt x 357 gallons = 43 million gallons gasoline

(3)      Fuel Oil Capacity – 35 million gallons (fuel oil density = 0.90kg/L)
(a)      1,000kg x 1L/0.90kg = 1,111 L/mt
(b)      1 US gallon = 3.7854 L
(c)      1,111 L / 3.7854 = 294 gallons/mt
(d)      120,000mt x 294 gallons = 35 million gallons fuel oil

(4)      Solvent Capacity – mixture varies between gasoline and diesel, but assumes similar density to diesel

(5)
Based on the additional capacity from the proposed acquisition of 100,000mt, on a pro forma basis the Company would have 220,000mt (or the equivalent of 73 million gallons of petroleum) total capacity based on the current inventory allocation.

Below are the product levels of inventory for the years ended June 30, 2011 and 2010, respectively.  The product levels are listed in metric tons, US gallon equivalents and $USD value:

Inventory Level as of June 30, 2011
Product Inventory	Metric Tons (mt)	US Gallons (Millions)	($USD Millions)
Diesel	27,167mt	8.4M gallons	$26.8
Gasoline	23,533mt	8.4M gallons	$23.9
Fuel Oil	460mt	0.1M gallons	$ 0.3
Solvents	830mt	0.3M gallons	$ 0.5
TOTAL INVENTORY	51,990mt	17.2M gallons	$51.5

Based on the year end June 30, 2011 inventory product mix the Company held 51,990mt of product on-hand valued at $51.5 million or approximately 43% of our total capacity of 120,000mt.

Inventory Level as of June 30, 2010
Product Inventory	Metric Tons (mt)	US Gallons (Millions)	($USD Millions)
Diesel	26,430mt	8.2M gallons	$19.8
Gasoline	16,246mt	5.8M gallons	$12.5
Fuel Oil	1,540mt	0.5M gallons	$ 0.8
Solvents	1,110mt	0.3M gallons	$ 0.6
TOTAL INVENTORY	45,326mt	14.8M gallons	$33.7

Based on the year end June 30, 2010 inventory product mix the Company held 45,326mt of product on-hand valued at $33.7 million or approximately 38% of our total capacity of 120,000mt.

The Company’s storage capacity allows management to adjust inventory levels based on the anticipated movement of industry pricing and acts as a hedge on pricing levels.  Utilizing our excess storage capacity allows us flexibility to take advantage of pricing, supply and demand fluctuations within the marketplace.  Shanxi Province has no pipelines or refineries in the province.  All petroleum products are imported to Shanxi from other provinces within the PRC, typically via rail tanker cars.  The Company’s supplier advance balance with refineries allows us to lock-in availability of supply, and in certain instances pricing, so that we can react quickly to purchases based on the timing of the PRC pricing levels adjustments.

The Company’s inventory turnover for the years ended June 30, 2011 and 2010 was approximately 41 days and 32 days respectively.  The Company is continually working to optimize its inventory turnover, which expands sales capacity based on increased inventory movement.  In times of anticipated rising prices the Company tries to lock-in pricing and increase inventory on-hand prior to the PRC pricing mechanism adjusting the set retail price upwards.

The retail prices of gasoline and diesel, or finished oil sold in the PRC, are subject to the government guiding ceiling price.  In order to link domestic oil prices more closely to changes in the global crude oil prices in a controlled manner, the Administrative Measures on Oil Prices promulgated by the National Development and Reform Commission (“NDRC”) in the PRC on May 7, 2009 stipulates that the NDRC will adjust domestic finished oil prices when the international market price for crude oil changes more than 4.0% over 22 consecutive business days.  The NDRC adjusts domestic finished oil prices by modifying the retail price for gasoline and diesel in all provinces, which has an upstream pricing effect over the wholesale of finished oil products.  Detail of the price adjustments during the years ended June 30, 2011 and 2010 are as follows:

Retail Price Adjustments as set by the NDRC per metric ton

NDRC Retail Price	Gasoline Price per mt		Inc. (Dec.)		Diesel Price per mt		Inc. (Dec.)
Adjustment Date	RMB	$USD	RMB	%	RMB	$USD	RMB	%
June 30, 2009	6,710	$986	600	9.8%	6,440	$946	600	10.5%
July 29, 2009	6,510	$953	(200)	(3.0%)	6,240	$913	(200)	(3.2%)
September 2, 2009	6,810	$997	300	4.6%	6,540	$957	300	4.9%
September 30, 2009	6,620	$970	(190)	(2.8%)	6,350	$903	(190)	(3.0%)
November 9, 2009	7,100	$1,040	480	7.3%	6,830	$1,000	480	7.7%
April 14, 2010	7,410	$1,086	310	4.4%	7,140	$1,046	310	4.6%
June 1, 2010	7,640	$1,119	230	3.1%	7,360	$1,078	220	3.1%
June 30, 2010 - FYE	7,640	$1,116	Annual	13.9%	7,360	$1,075	Annual	14.5%
October 26, 2010	7,870	$1,182	230	3.0%	7,580	$1,139	220	3.0%
December 22, 2010	8,180	$1,228	310	3.9%	7,880	$1,183	300	3.9%
February 19, 2011	8,530	$1,297	350	4.3%	8,230	$1,252	350	4.5%
April 7, 2011	9,030	$1,380	500	5.5%	8,630	$1,319	400	6.2%
June 30, 2011 - FYE	9,030	$1,397	Annual	18.2%	8,630	$1,335	Annual	18.9%

USD equivalent price per metric ton is based on the exchange rate at the effective date of the retail price adjustment or year end.  Over the past fiscal year ended June 30, 2011 there have been four price increases representing approximately 17% price increase in retail prices.  Over the past two fiscal years, 2011 – 2010, there have been a total of nine price increases and two price decreases representing approximately 34% price increase in retail prices over the twenty-four month period.  This approximates to the price increase of 44% in global crude oil prices during this same twenty-four month period.

Based on the metric ton retail price of gasoline at year-end June 30, 2011, the consumer price at the pump was approximately $1.03/liter (or $3.91/gallon) for gasoline and $1.14/liter (or $4.30/gallon) for diesel.

Based on the metric ton retail price of gasoline at year-end June 30, 2010, the consumer price at the pump was approximately $0.83/liter (or $3.13/gallon) for gasoline and $0.90/liter (or $3.41/gallon) for diesel.

The above retail price control increase and decrease reflects the fluctuations in global crude oil prices.  As a result, the weighted average price of our products for the years ended June 30, 2011 and 2010 were $1,019/mt and $841/mt, respectively.

Operating Licenses

The Company holds two distinct licenses for the wholesale distribution of petroleum products in the PRC.  The Certificate for Wholesale Distribution of Finished Oil (the “FO License”) is a license granted by the PRC central government.  The FO License allows us to sell our products to wholesale customers and other users of gasoline, diesel and solvents.  The FO License must be renewed every 5 years.  Our most recent renewal process extends our license from April 13, 2011 through April 13, 2016.  We hold this license at the discretion of the PRC government.  We also hold a Dangerous Chemical Distribution License (the “DCD License”) that allows us and our personnel to handle and transport gasoline and diesel oil. The DCD License must be renewed every 3 years. We are currently in the renewal process and the new license will extend until 2014.  The Constitution of the PRC states that all mineral and oil resources belong to the State.  Therefore, without these licenses, we would not be able to transport and sell our products.

In addition to business licenses issued by the Municipal Administration for Industry and Commerce, our two retail gas stations hold a renewable Operating License for Hazardous Chemicals and a renewable Operating License for Retail Sale of Finished Oil that allows us to sell at retail gasoline, diesel and solvents. Both licenses are subject to annual inspections - the Hazardous Chemical License by the provincial Administration of Work Safety and the Retail License by the provincial Department of Commerce - and failure to pass the annual inspection may lead to their revocations.

Suppliers

The Company purchases diesel, gasoline, fuel oil, solvents, kerosene and other additives directly from a limited number of refineries located mostly in the eastern and northwestern regions of the PRC.  The primary products purchased are gasoline, #90 and #93 grades, and diesel #10.  The Company has long-term, established relationships with these suppliers.  The Company’s advances to suppliers account represent cash paid in advance for purchases of inventory from suppliers.  The Company locks in availability and pricing with suppliers in advance by using the Company’s cash resources.  The Company expects to maintain supplier advances in the future to ensure that the Company has access to adequate supplies and timely shipments to act as a hedge based on the movement of industry pricing. The deposits are held by the Company’s refinery suppliers to ensure that the delivery of inventory to the Company is made in a timely manner. The Company attempts to maintain a significant balance on account with the refineries with the expectation of receiving preferential pricing and delivery.  The Company does not foresee any potential loss with regard to these advances as a result of the suppliers being large enterprises that have significant controls placed upon them by PRC regulation.  The Company has not had to make any historical adjustments to these accounts for any deficiencies or negative impact related to the Company’s suppliers.

Below is a list of suppliers that represented more than 10% of our purchases in years ended June 30, 2011 and 2010:

Supplier/Refinery Purchases > 10% of Total Purchase
Suppliers	For the Year Ended June 30, 2011	For the Year Ended June 30, 2010
Guangzhou Tenghao Company	16%	17%
Lanxin Petroleum Co., Ltd.	15%	16%
Panjin Jinjiang Oil Company	19%	14%
Yan Lian Industrial Group	19%	13%
Tianjin Dagang Jinyu Industrial Co., Ltd.	15%	12%
TOTAL	84%	72%

China’s top two refiners are Sinopec and PetroChina, which supply the majority of gasoline, diesel and other petroleum products in the PRC.  Independent refineries, also known as teapot refineries, collectively account for approximately 1.8 million barrels/day of production capacity (or approximately 20% of China’s total refining capacity).  Longwei’s suppliers are considered to be some of the largest of these refiners, which are typically state-owned refineries outside of the Sinopec/PetroChina supply hierarchy.  While we are dependent on these suppliers for our finished petroleum products, we are always seeking to expand our supply sources and believe that we can find alternative suppliers with comparable terms within a reasonable amount of time without any significant disruption in our operations.  Since inception, we have not experienced any difficulty in obtaining refined products in a timely manner.

Supplier Risks

The Company depends on suppliers, namely refineries, for inventory. The cost of inventory may fluctuate substantially and it is possible that our demand for inventory could not be met due to short supply, may be available from only one or a limited number of suppliers, or may only be available from foreign suppliers. Increased costs or difficulties in obtaining inventory in the requisite quantities, or at all, could have a material adverse effect on our results of operations. The credit crisis and rapidly escalating raw material costs across a variety of industries created additional risks for our supplier base. In the year ending June 30, 2012, the Company’s suppliers could face financial difficulties as a result of the global economic downturn. We actively monitor our suppliers' financial condition, and to date we have no knowledge of significant concerns with the financial stability of any of our major suppliers.

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

Research and Development

The Company expenses the cost of research and development as incurred.  Research and development costs for the years ended June 30, 2011 and  2010 were not significant.

Intellectual Property

The Company currently does not own any intellectual properties.  We do however hold two primary licenses: (1) Wholesale Distribution of Finished Oil License, and (2) Dangerous Chemical Distribution License.  These two licenses were initially obtained when we began operations in 1995.  These licenses do not appear on our balance sheets within the consolidated financial statements.  However, the FO License has a renewable 5 year term and the DCD License has a renewable 3 year term.  We consider these licenses to be extremely valuable and believe our operations would be severely impacted if these licenses were not adequately maintained.

Industry

The strong, sustained economic growth in the PRC recently surpassed Japan as the world’s second largest economy in terms of GDP. A recent report by the International Energy Agency named the PRC as the top global energy consumer, and according to www.platts.com, the PRC is the second largest oil consumer in the world.

Our operations are in Shanxi, which is a center of industrial operations and energy supply within the PRC.  We believe our Taiyuan facility is well positioned to continue revenue growth.  The Gujiao facility is located within a dense industrial geography and is expected to continue to generate strong revenue growth during its first year of operations and going forward.  The two facilities have a combined storage capacity of 120,000mt.  We are under an agreement to purchase a third facility in northern Shanxi Province, which will expand our storage capacity to 220,000mt.

According to BMI, China’s oil consumption will grow to 11.5 million barrels per day (b/d) by 2015 and 13.3 million b/d by 2020.  Production is projected to remain relatively flat with most of the increase demand met through imports.  The same report says the refinery capacity in the PRC is expected to continue to grow from 8.6 million b/d in 2009 to 10.1 million b/d in 2015 and 11.5 million b/d in 2020.

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

Geographic Growth

The Company will continue to seek out additional facilities with the intention of acquiring facilities in the future that are accretive to earnings with a short payback period on investment. Future potential acquisitions will be contemplated by our management with the knowledge and understanding we have gained from operations and business development work completed at both the Taiyuan and Gujiao facilities.  In general, we intend to review potential acquisitions of facilities that we believe will generate profits over the initial 3 year term for us that equals or exceeds the total purchase price of a new facility.  We are currently under a letter of intent to acquire the assets of Huajie Petroleum.  The proposed assets will increase our storage capacity an additional 100,000mt.  The Company has paid a deposit the assets of RMB 550 million (approximately $85.1 million) through cash on hand.  The total purchase price is RMB 700 million (approximately $108.3 million).  The Huajie Petroleum assets are located in an industrial and mining region, approximately 200 kilometers to the north of our Taiyuan facility.

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

Corporate Structure

The Company began operations in July 1995 in the PRC.  We were incorporated under the laws of the State of Colorado on March 17, 2000 as Tabatha II, Inc.  On October 12, 2007, we changed our name to Longwei Petroleum Investment Holding Limited. On October 16, 2007, we entered into a Share Exchange Agreement and agreed to issue 69,000,000 shares of our common stock in exchange for 100% of the outstanding ownership units of Longwei Petroleum Investment Holding Limited (Longwei BVI), a British Virgin Islands entity.  This transaction was accounted for as a reverse acquisition. Longwei Petroleum Investment Holding Limited, formerly known as Tabatha II, Inc., did not have any operations and majority-voting control was transferred to the previous owners of Longwei BVI.  The transaction required a recapitalization of Longwei BVI. Since Longwei BVI acquired a controlling voting interest, it was deemed the accounting acquirer, while Longwei Petroleum Investment Holding Limited (formerly Tabatha II, Inc.) was deemed the legal acquirer.

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

We incurred a foreign currency translation adjustment increase of $12,983,503 for the year ended June 30, 2011, as compared with the foreign currency translation adjustment increase of $2,300,232 for the year ended June 30, 2010.   On July 21, 2005, China reformed its foreign currency exchange policy, revalued the RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar. We implemented exchange rates in translating RMB into U.S. dollars in our financial statements for years ended June 30, 2011 and 2010, respectively.  Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates for the periods presented and shareholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign currency translation adjustment to other comprehensive income, a component of stockholders’ equity.  If the RMB appreciates against the U.S. dollar, revenue and expenses would be higher than they would have been if there were no fluctuations in the currencies.  Conversely, if the RMB depreciates against the U.S. dollar, revenue and expenses would be lower than they would have been if there were no fluctuations in the currencies.

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

Employees

We currently have 77 full-time employees, including our managers and officers. We do not have any part-time employees.  We expect that additional sales and material handling personnel will be required as the business expands.  Our employees are interviewed and hired by our human resource department. We believe that our relationship with our employees is good.  Management expects that our access to reasonably priced and competent labor will continue into the foreseeable future.  Our employees are not represented by any union.

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

Corporate Information

Our principal executive office is No. 30 Guanghau Avenue, Wan Bailin District, Taiyuan City, Shanxi Province, China, PC 030024.  Our main telephone number is (1) 727-641-1357 and our facsimile number is (1) 727-231-0944.  Our website address is www.LongweiPetroleum.com.  Information contained on the Company’s website is not incorporated into this Annual Report on Form 10-K.  Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Securities and Exchange Commission (“SEC”) website at http://www.sec.gov as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.

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

As part of our business strategy, we have pursued, and intend to continue to pursue, selective strategic acquisitions of businesses, assets and technologies that complement our existing business. We intend to make other acquisitions in the future if suitable opportunities arise. Acquisitions involve uncertainties and risks, including:

●	potential ongoing financial obligations and unforeseen or hidden liabilities;
●	failure to achieve the intended objectives, benefits or revenue-enhancing opportunities;
●	costs and difficulties of integrating acquired businesses and managing a larger business; and
●	diversion of resources and management attention.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●	the basis on which the broker or dealer made the suitability determination, and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

The market for penny stock has experienced numerous frauds and abuses which could adversely impact subscribers of our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

●	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
●	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	“boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
●	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●
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

Our internal financial reporting procedures are still being developed. During the fiscal year ending June 30, 2012, the Company will need to allocate significant resources to meet applicable internal financial reporting standards.

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

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents, if applied to us, may subject the PRC resident shareholders of us or our parent company to personal liability and limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary, limit our PRC subsidiary's ability to distribute profits to us or otherwise materially adversely affect us.

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

Due to lack of official interpretation of SAFE notice and implementation rules, some of the terms and provisions in the SAFE notice remain unclear and implementation by central SAFE and local SAFE branches of the SAFE notice has been inconsistent since its adoption.  Based on the advice of our PRC counsel and after consultation with relevant SAFE officials, the PRC resident shareholders of our parent company, Longwei Petroleum Investment Holdings Limited, have completed their respective SAFE registrations pursuant to the SAFE notice.  Moreover, because of uncertainty over how the SAFE notice and its implementation rules will be interpreted and implemented, and how or whether SAFE notice and implementation rules will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE notice by our or our parent company's PRC resident beneficial holders. In addition, such PRC residents may not always complete the necessary registration procedures required by the SAFE notice.  We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our or our parent company's PRC resident beneficial holders or future PRC resident shareholders to comply with the SAFE notice, if SAFE requires it, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary's ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects..

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

Taiyuan, Shanxi

The Company’s headquarters is located at its its fuel depot storage facility in Taiyuan.  The corporate address is No.30 Guanghua Street, Xiaojingyu Xiang, Wanbailin District, Taiyuan City, Shanxi Province, Shanxi, China 030024.  This facility has a total of 14 storage tanks with a capacity to store approximately 50,000 metric tons of Products.  We maintain delivery and distribution platforms, including a dedicated rail spur and a vehicle loading and unloading fuel depot station at this facility.  We also maintain a retail outlet at this location.  The Company owns and maintains all assets at this facility.  The product sales revenue contribution from the Taiyuan for the years ended June 30, 2011 and 2010 were $269.7 million and $245.0 million, respectively.  All of our product sales revenues earned prior to the year ended June 30, 2009 were earned through this facility.

Gujiao, Shanxi

In July, 2007 the Company made an initial deposit of approximately $9.2 million on a $30.0 million purchase contract with Shanxi Heitan Zhingyou Petrochemical Co., Ltd. for a second facility in Gujiao.  The Company acquired control of the facility in January 2009 and began operations in November 2009.  The Company retrofitted the existing storage tanks and built a new office and customer service center at the location.  The Gujiao Facility has a total of 8 storage tanks with a capacity to store approximately 70,000 metric tons of Products. We also have 4 tar storage tanks with a capacity of 40,000 metric tons.  We maintain delivery and distribution platforms, including a dedicated rail spur and a vehicle loading and unloading station at this facility.  The Company owns and maintains all assets at this facility.  The product sales revenue contribution from Gujiao for the years ended June 30, 2011 and 2010 were $188.3 million and $79.4 million, respectively.  The Gujiao facility is located in an industrial region, approximately 50 kilometers to the west of our Taiyuan facility.

ITEM 3. DESCRIPTION OF LEGAL PROCEEDINGS

There is no pending litigation against us.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

The Company’s common stock has been quoted on the NYSE-Amex under the symbol “LPH” beginning on June 22, 2010.  Prior to that date our common stock was quoted on the OTC Bulletin Board under the symbol "LPIH” from November 13, 2008 through June 21, 2010.  The following table sets forth the range of quarterly high and low share price sales of our common stock as reported for the periods indicated:

	Sales Price
Year Ended June 30, 2011	High	Low
First quarter ended September 30, 2010	$2.39	$1.80
Second quarter ended December 31, 2010	$3.95	$2.25
Third quarter ended March 31, 2011	$2.94	$1.69
Fourth quarter ended June 30, 2011	$1.99	$1.25

	Sales Price
Year Ended June 30, 2010	High	Low
First quarter ended September 30, 2009	$1.69	$0.85
Second quarter ended December 31, 2009	$2.50	$1.32
Third quarter ended March 31, 2010	$3.28	$2.15
Fourth quarter ended June 30, 2010	$3.10	$1.84

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

As of September 12, 2011, we had 35 shareholders of record.

Dividends

The Company has not paid any cash dividends to common stock shareholders.  We are required to pay a 6.0% annual dividend on a quarterly basis to the holders of our outstanding Series A Preferred Stock.  The declaration of any future cash dividends is at the discretion of the Company’s board of directors and depends  upon the Company’s earnings, if any, the Company’s capital requirements and financial position, the Company’s general economic conditions, and other pertinent conditions.  It is the Company’s present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in the Company’s business operations.

For the years ended June 30, 2011 and 2010 the Company paid a cash dividend to holders of its Series A Preferred Stock of $201,467 and $510,364, respectively.

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

During April 2011, the holders of Convertible Preferred Stock elected to convert 398,768 shares of preferred stock into 398,768 shares of common stock.

During June 2011, two directors earned and were vested in 6,000 shares and 3,000 shares of common stock, respectively, as part of their board compensation.  The Chief Financial Officer earned and was vested in 15,000 shares of common stock as part of his agreement.

Securities Authorized for Issuance under Equity Compensation Plans

As of June 30, 2011 we had not adopted an equity compensation plan.

Equity Compensation Plan Information

As of June 30, 2011 we had not adopted an equity compensation plan.

Stock Performance Chart

The following graph presents a comparison of the cumulative total stockholder return on the Company’s common shares with the cumulative total return of the NYSE-Amex Composite Index and the Dow Jones Oil and Gas Industry Index for the period from November 13, 2008 (the date our common shares commenced trading on the OTC Bulletin Board under the symbol “LPIH” through June 21, 2010.  Subsequently, the Company’s common shares have traded on the NYSE-Amex under the symbol “LPH”) and ending June 30, 2011. The graph assumes that $100 was invested on November 13, 2008 and the reinvestment of any dividends in each of the Company’s common shares, the NYSE-Amex Composite Index and the Dow Jones Oil and Gas Industry Index.

The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common shares.

The above Stock Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

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

(In thousands, except per share data) As of and for the Year Ended June 30,	2011	2010	2009	2008	2007
Results of Operations
Net Revenues	$481,553	$343,249	$196,811	$143,788	$93,762
Annual Revenue Growth	40.3%	74.4%	36.9%	53.4%	0.7%
Gross Profit	97,822	69,247	39,470	36,987	18,165
Gross Profit Margin	20.3%	20.2%	20.1%	25.7%	19.4%
Net Income Attributable to Common Shareholders	62,517	41,094	21,777	20,715	11,995
Net Profit Margin – Attributable to Common Shareholders	13.0%	12.0%	11.1%	14.4%	12.8%

Earnings Per Share
Basic Earnings Per Common Share	$0.64	$0.48	$0.28	$0.28	$0.17
Diluted Earnings Per Common Share	$0.61	$0.43	$0.28	$0.27	$0.17
Weighted Average Common Shares Outstanding
Basic	97,872	85,979	76,537	73,341	69,000
Diluted	101,684	95,262	78,524	75,739	69,000

Financial Position at Year-End
Current Assets	$142,550	$143,994	$83,397	$90,831	$58,049
Property and Equipment, net (including deposit)	130,755	43,577	36,745	2,637	2,693
Total Assets	273,305	187,571	120,142	93,468	60,742
Total and Current Liabilities	11,578	9,791	5,219	4,927	2,998
Shareholders' Equity	261,727	177,780	114,923	88,541	57,744

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide information that is supplemental to, and should be read together with, the Company’s consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K. Information in this Item 7 is intended to assist the reader in obtaining an understanding of the consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that the Company is aware of that may have a material effect on the Company’s future performance, as well as how certain accounting principles affect the consolidated financial statements. MD&A includes the following sections:

● Highlights and Executive Summary

● Results of Operations—an analysis of the Company’s consolidated results of operations, for the two years presented in the consolidated financial statements

● Liquidity and Capital Resources—an analysis of the effect of the Company’s operating, financing and investing activities on the Company’s liquidity and capital resources

● Off-Balance Sheet Arrangements—a discussion of such commitments and arrangements

● Critical Accounting Policies and Estimates—a discussion of accounting policies that require significant judgments and estimates

● New Accounting Pronouncements—a summary and discussion of the Company’s plans for the adoption of relevant new accounting standards.

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

Highlights and Executive Summary

Longwei Petroleum Investment Holding Limited (the “Company”) is an energy company engaged in the wholesale distribution of finished petroleum products in the PRC.  Our oil and gas operations consist of transporting, storage and selling finished petroleum products, entirely in the PRC.  We purchase diesel, gasoline, fuel oil and solvents from various petroleum refineries in the PRC. Our headquarters are located in Taiyuan, Shanxi Province. We have a storage capacity for our Products of 120,000 metric tons located at our fuel depot storage facilities in Taiyuan and in Gujiao, Shanxi, 50,000 metric tons and 70,000 metric tons capacity respectively at each location. The Gujiao facility was acquired in January of 2009 and commenced operations in November of 2010.  We are 1 of 3 licensed intermediaries in Taiyuan and the sole licensed intermediary in Gujiao that operates its own large scale storage tanks. We have the necessary licenses to operate and sell Products not only in Shanxi but throughout the entire PRC.  Our storage tanks have the largest storage capacity of any private enterprise in Shanxi.  We seek to earn profits by selling our Products at competitive prices with timely delivery to coal mining operations, power supply customers, large-scale gas stations and small, independent gas stations. We also earn revenue under an agency fee by acting as a purchasing agent for other intermediaries in Shanxi, and through limited sales of diesel and gasoline at two retail gas stations, each located at our facilities. The sales price and the cost basis of our products is largely dependent on regulations and price control measures instituted and controlled by the PRC government as well as the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond our control.

We were incorporated under the laws of the State of Colorado on March 17, 2000 as Tabatha II, Inc.  On October 12, 2007, we changed our name to Longwei Petroleum Investment Holding Limited.

For the year ended June 30, 2011, we reported revenues of approximately $481.6 million, an increase of 40.3% from revenues of approximately $343.2 million reported for the year ended June 30, 2010.  We continue to expand our customer base and distribution platform.

Results of Operations

The following tables set forth key components of the Company’s results of operations for the years ended June 30, 2011 and 2010, respectively.

For the Year Ended June 30, 2011 Compared to the Year Ended June 30, 2010

(In thousands, except per share data)	2011	2010
Revenues	$481,553	$343,249
Costs of Revenues	383,730	274,002
Gross Profit	97,822	69,247
Operating Expenses	6,154	4,836
Operating Income	91,669	64,411
Derivative Income (Expense)	(5,447)	2,581
Interest Income (Expense)	20	(35)
Income Before Taxes	86,242	66,957
Provision for Income Taxes	(23,524)	(16,709)
Net Income	62,718	50,248
Foreign Currency Translation Adjustment	12,984	2,301
Comprehensive Income	75,702	52,549
Net Income	62,718	50,248
Preferred Stock Dividends	(201)	(510)
Preferred Stock Deemed Dividends	-	(8,644)
Net Income Attributable to Common Shareholders	$62,517	$41,094
Basic Earnings Per Share	$0.64	$0.48
Diluted Earnings Per Share	$0.61	$0.43

All dollar figures below are “in thousands” except for $/mt and per share data.

Revenues

Revenues increased by $138,304 or 40.3% from $343,249 for the year ended June 30, 2010 to $481,553 for the year ended June 30, 2011. Our sales growth during the period resulted primarily from the following:

(1)
In November 2009, we began operations at our Gujiao facility, which increased its revenue contribution 137% from $79.3 million for the year ended June 30, 2010 to $188.3 million for the year ended June 30, 2011.

(2)	The twelve-month weighted average sales price per metric ton of Product sold increased 21.2% from $841/mt for the year ended June 30, 2010 to $1,019/mt for the year ended June 30, 2011.

(3)
New customer contracts and stable organic growth within our existing customer base due to solid domestic petroleum demand from both industrial customers and gas station operators.  Our sales volume in metric tons (“mt”) increased 16.7% from 385,245mt for the year ended June 30, 2010 to 449,544mt for the year ended June 30, 2011.

Our revenues are segmented into two categories between product sales and agency fees.  For product sales we purchase, take physical possession, and sell diesel, gasoline, fuel oil and solvents.  For agency fees we act as a purchasing agent earning a commission by allowing intermediaries to use our licenses and buying power to purchase directly from the refineries.  During the year ended June 30, 2011, our product sales and agency fees increased $134,107 or 41.4% from $323,978 to $458,085, and $4,197 or 21.8% from $19,271 to $23,468, respectively over the year ended June 30, 2010.

For the years ended June 30, 2011 and 2010, product sales revenues accounted for 95.1% and 94.4% of total revenues and agency fees accounted for 4.9% and 5.6% of total revenues, respectively.  Our product sales revenues mix for the year ended June 30, 2011 was split approximately 48% diesel, 50% gasoline, 1% solvents and 1% fuel oils.  Our product sales revenues mix for the year ended June 30, 2010 was split approximately 47% diesel, 49% gasoline, 2% solvents, and 2% fuel oils.

Percentage of Product Sales Revenue by Customer Class for the Years Ended June 30
Customers Classification	2011		2010
Industrial Users – Coal Operations & Power Generation	50%	$229,043	55%	$178,187
Large-Scale Gas Stations	34%	155,748	35%	113,392
Small, Independent Gas Stations	16%	73,294	10%	32,399
Total Product Sales Revenues	100%	$458,085	100%	$323,978

Our industrial customers are primarily coal mining operations and power generation plants, which use diesel, gasoline, fuel oil and solvents and accounted for approximately 50% and 55% of our product revenues for the years ended June 30, 2011 and 2010, respectively.  Industrial users remain our largest customer category primarily because of our new Gujiao facility, which is strategically located in an industrial region.  Industrial customers are also our primary source of agency fee revenues because of the large quantity of product required for their operations.

Large-scale gas stations accounted for approximately 34% and 35% of our product revenues for the years ended June 30, 2011 and 2010, respectively.  Our third largest group of customers consists of small, independent gas stations. These small, independent operators are a growing segment of the market and increased as a percentage of product revenues to approximately 16% from 10% for the year ended June 30, 2011 and 2010, respectively. These customers primarily buy diesel and gasoline to support their retail network of gas stations to fuel the growing demand of new automobiles on the roads in the PRC.  These customers depend on our timely delivery and customer service compared to the larger state-owned enterprises.

The Company has approximately forty major customers.  No customer accounted for more than 10% of our total revenues or accounts receivable for the years ended June 30, 2011 and 2010.  For 2011 and 2010, our five largest customers represented 7% and 16% of our total revenues, respectively.  Our single largest customer in 2011 and 2010 accounted for 2% and 4% of our total revenues, respectively.

Our revenue and volume activity are broken down below by facility, by quarter:

	For the Year Ending June 30, 2011 - Quarterly Periods Ended
	September 30,	December 31,	March 31,	June 30,	FYE 2011
(in thousands, except metric tons)	2010	2010	2011	2011	TOTAL
Product Sales
Taiyuan Facility	$66,021	$69,115	$62,988	$71,612	$269,737
Gujiao Facility	41,465	45,403	51,408	50,072	188,348
Total Product Sales	107,486	114,518	114,396	121,664	458,085

Agency Fees	5,862	5,666	5,178	6,762	23,468

Total Revenues	$113,348	$120,184	$119,574	$128,447	$481,553

Sales Volume (mt)
Taiyuan Facility	73,388	71,639	60,140	61,337	266,505
Gujiao Facility	45,686	46,846	48,076	42,431	183,039
Total Sales Volume	119,074	118,485	108,216	103,768	449,544

Weighted average selling price per mt	$903/mt	$967/mt	$1,057/mt	$1,173/mt	$1,019/mt

	For the Year Ending June 30, 2010 - Quarterly Periods Ended
	September 30,	December 31,	March 31,	June 30,	FYE 2010
(in thousands, except metric tons)	2009	2009	2010	2010	TOTAL
Product Sales
Taiyuan Facility	$56,006	$59,164	$63,614	$65,927	$244,711
Gujiao Facility	-	8,472	28,270	42,525	79,267
Total Product Sales	56,006	67,636	91,884	108,451	323,978

Agency Fees	3,355	3,600	5,015	7,301	19,271

Total Revenues	$59,361	$71,236	$96,899	$115,752	$343,249

Sales Volume (mt)
Taiyuan Facility	72,773	72,407	74,583	74,994	294,797
Gujiao Facility	-	9,982	32,960	47,506	90,448
Total Sales Volume	72,773	82,389	107,543	122,500	385,245

Weighted average selling price per mt	$769/mt	$821/mt	$854/mt	$885/mt	$841/mt

During the year ended June 30, 2011, the Company allocated product sales between its two facilities to better serve its customer base.  The two facilities are approximately 50 kilometers apart and their service markets overlaps.  Total sales volume dropped 8.7% over the prior quarter for the three month period ended March 31, 2011, primarily due to the two-week drop in business activity associated with the Chinese New Year.  Total sales volume dropped in consecutive quarters during the year ended June 30, 2011.  The drop in volume was primarily due to rising fuel prices and the central government’s attempts to slow down economic growth.  During this timeframe the Company was willing to sacrifice sales to maintain its gross margin.  Overall, sales volume was up quarter-over-quarter for the first three quarters of 2011 over 2010 performance.  The Company expects stable growth as the PRC economy experiences a steady rise.

Costs of Sales

Costs of sales increased by $109,728 or 40.0% from $274,002 for the year ended June 30, 2010 to $383,730 for the year ended June 30, 2011.  As a percentage of total revenues our total cost of sales remained flat at approximately 80% of revenues.  The twelve-month weighted average cost basis per metric ton of Product we sold increased by $143/mt or 20.1% to $854/mt from $711/mt during the years ended June 30, 2011 and 2010, respectively.

The cost basis of finished petroleum products fluctuates during the year due to the pricing mechanism in place in the PRC.  The price of finished petroleum products is established by a PRC regulatory body under a formula based on the movement of international prices over a look-back period of 22 working days and reset when the price increases or decreases by 4%.  We attempt to manage our costs by utilizing our storage capacity to adjust inventory levels based on the anticipated movement of industry pricing to take advantage of pricing, supply and demand fluctuations within the marketplace.  The Company’s inventory turnover for the years ended June 30, 2011 and 2010 was approximately 41 days and 32 days to correspond to the 22 working day pricing reset period.  The Company is continually working to optimize its inventory turnover, which expands sales capacity based on increased inventory movement.  In times of anticipated rising prices the Company tries to lock-in pricing and increase inventory on-hand prior to the PRC pricing mechanism adjusting the set retail price upwards.  Our supplier advance balance with refineries allows us to lock-in supply so that we can react quickly to purchases based on the timing of the PRC pricing levels adjustments.

For the Years Ending June 30, 2011 and 2010 - Quarterly Periods Ended
Product Sales Revenues & Cost*	September 30	December 31	March 31	June 30	FYE TOTAL
For the Year Ended June 30, 2011
Weighted average selling price/mt	$903/mt	$967/mt	$1,057/mt	$1,173/mt	$1,019/mt
Weighted average cost/mt	766/mt	816/mt	882/mt	967/mt	854/mt
Gross profit/mt	$137/mt	$151/mt	$175/mt	$206/mt	$165/mt
Gross profit margin	15.2%	15.6%	16.6%	17.6%	16.2%

For the Year Ended June 30, 2010
Weighted average selling price/mt	$769/mt	$821/mt	$854/mt	$885/mt	$841/mt
Weighted average cost/mt	656/mt	696/mt	719/mt	747/mt	711/mt
Gross profit/mt	$113/mt	$125/mt	$135/mt	$138/mt	$130/mt
Gross profit margin	14.7%	15.2%	15.8%	15.6%	15.5%

*Average product sales revenues and cost of revenues based on quarterly contribution and volume.

The Company monitors its business in two segments, product sales and agency fees.  Cost of product sales is allocated to product sales and includes the cost to purchase and transport the product to the Company and the costs, if any, to deliver the goods to the customer. Based on the product sales revenue, costs of product sales increased by $109,728 or 40.0% from $274,002 for the year ended June 30, 2010 to $383,730.  As a percentage of product sales revenues our cost of product sales decreased from 84.4% to 83.8% for the years ended June 30, 2011 and 2010, respectively.  The 0.6% improvement in product sales gross margin was the result of proper inventory management by increasing inventory ahead of rising prices.  Our refinery costs are set at open-market prices, while the wholesale price is somewhat dictated by the retail price cap mechanism.

The cost of agency fee service revenues consists of selling commission, transportation or other costs, if any, associated with the agency fee arrangement.  For years ended June 30, 2011 and 2010, respectively, the Company stopped transporting or handling the products associated with the agency sales and only acts in a broker capacity allowing other intermediaries to use its licenses and buying power to purchase product directly from the refineries.  The Company considers any costs associated with agency fee revenues immaterial and has not allocated any costs to agency fees for the years ended June 30, 2011 and 2010, respectively.  For the years ended June 30, 2011 and 2010, agency fees contributed to improve overall gross margin by approximately 4% and 5%, respectively.

Operating Expenses

Operating expenses for the year ended June 30, 2011 increased $1,318 or 27.3% to $6,154 as compared to $4,836 for the year ended June 30, 2010. As a percentage of revenues, operating expenses declined to 1.3% for the year ended June 30, 2011 from 1.4% for the year ended June 30, 2010.  Operating expenses during 2011 consisted of non-cash expenses of $902 in stock based compensation and $2,462 in depreciation.  The company paid $2,072 in cash payments for consulting, professional fees, insurance and travel primarily related to fees and expenses related to the operations of the public company.  Operating expenses during 2010 consisted of non-cash expenses of $696 in stock based compensation and $997 in depreciation.  The company paid $2,094 in cash payments for consulting, professional fees, insurance and travel primarily related to fees and expenses related to the operations of the public company.

Operating Income

Operating income for the year ended June 30, 2011 increased $27,258 or 42.3% to $91,669 from $64,411 for the year ended June 30, 2010, primarily due to an overall increase in sale volume and price increases in the market, good inventory and cost management.

Income Before Taxes

Income before taxes for the year ended June 30, 2011increased $19,285 or 28.8% to $86,242 as compared to $66,957 for the year ended June 30, 2010 primarily due to the increase in revenues and in other expenses associated with the accounting for the non-cash warrant derivative liability charge.

Other expenses for the year ended June 30, 2011 were primarily related to the loss on the warrant derivative liability of ($5,447).  Other income for the year ended June 30, 2010 was primarily related to the gain on the warrant derivative liability of $2,581.  In accordance with GAAP, we recorded a non-cash expense for the change in the fair value of the warrant derivative. The financial instrument classified as derivatives consisted of stock warrants issued in connection with our October 2009 Financing.  The warrants have a three year term that expire October 29, 2012 and have an exercise price per share of $2.255.  The warrant derivative liability expense (a non-cash charge) increased to a charge of ($8,028) or (313.3%) to ($5,447) from $2,546 for the years ended June 30, 2011 and 2010, respectively.  The increase in the warrant derivative liability expense was attributable to the change in the calculation variables for this expense that factors in stock price, risk-free rate, volatility and duration outstanding for the warrants.

The net interest income or (expense) improved for the period from a net expense of ($35) for the year ended June 30, 2010 to income of $20 for the year ended June 30, 2011 because the Company had no outstanding long term debt.

Net Income

Net income increased by $12,470 or 24.8% to $62,718 for the year ended June 30, 2011 from $50,248 for the year ended June 30, 2010, due to the reasons set forth above.

Comprehensive income for the year ended June 30, 2011increased $23,153 or 44.1% to $75,702 from $52,549 for the year ended June 30, 2010, due to the increase in net income, including the increase in foreign currency translation adjustment of $12,984 between the periods.

Net income attributable to common shareholders increased by $21,414 or 52.1% to $62,517 for the year ended June 30, 2011 from $41,094.  For the year ended 2011, we paid $201 cash dividends on preferred stock, which reduced net income attributable to common shareholders by that amount to $62,517.  For the year ended June 30, 2010, we paid cash dividends of $510 and charged a non-cash adjustment for the allocation of the fair value of the preferred stock to a deemed dividend, which reduced net income attributable to common shareholders to $41,103.

Basic and Diluted Income Attributable to Common Shareholders per Share

The Company’s basic net income attributable to common shareholders per share increased $0.16 or 33.3% to $0.64 from $0.48 for the years ended June 30, 2011 and 2010, respectively. In accordance with GAAP, we recorded a non-cash expense for the change in the fair value of derivatives of $5,447 or $0.06 per basic share and a benefit of $2,581 or $0.03 per basic share for the years ended June 30, 2011 and 2010, respectively.

The Company’s diluted net income attributable to common shareholders per share increased $0.18 or 41.9% to $0.61 from $0.43 for the years ended June 30, 2011 and 2010, respectively.  In accordance with GAAP, we recorded a non-cash expense for the change in the fair value of derivatives of $5,447 or $0.05 per diluted share and a benefit of $2,581 or $0.03 per diluted share for the years ended June 30, 2011 and 2010, respectively.

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

Longwei Petroleum Investment Holding Limited
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
(in thousands, except per share data)

	For the Year Ended June 30, 2011	For the Year Ended June 30, 2010	For the Year Ended June 30, 2009

GAAP Net Income Attributable to Common Shareholders	$62,517	$41,094	$21,777
Non-GAAP adjustments:
Add: Non-Cash Charge for the Change in Fair Value of Derivative	5,447	6,063	637
Non-GAAP Net Income Attributable to Common Shareholders (a)	$67,964	$47,157	$22,414

GAAP Earnings Per Share:
Basic	$0.64	$0.48	$0.28

Diluted	$0.61	$0.43	$0.28

Non-GAAP Earnings Per Share:
Basic	$0.69	$0.55	$0.29

Diluted	$0.67	$0.50	$0.29

Weighted Average Common Shares Outstanding:
Basic	97,872,907	85,978,730	76,537,163

Diluted	101,683,648	95,262,031	78,523,739

 (a) Non-GAAP adjustment net of the non-cash expense for the change in the fair value of the warrant derivative liability is added back to the GAAP Net Income Attributable to Common Shareholders in order to calculate the Non-GAAP Net Income Attributable to Common Shareholders and Non-GAAP Earnings Per Share.  For the year ended June 30, 2010 the non-cash charge for the adjustment for the allocation of the fair value of the preferred stock to deemed dividend was also added back to GAAP Net Income Attributable to Common Shareholders.  A reconciliation of these calculations is provided above.   (The warrant derivative liability non-cash charge is associated with the issuance of Warrants for the October 2009 Financing.  The Warrants have a three year term, which expire October 29, 2012, and an exercise price of $2.255 per share.)

The following tables set forth key components of the Company’s results of operations for the years ended June 30, 2010 and 2009, respectively.

For the Year Ended June 30, 2010 Compared to the Year Ended June 30, 2009

(In thousands, except per share data)	2010	2009
Revenues	$343,249	$196,811
Costs of Revenues	274,002	157,341
Gross Profit	69,247	39,470
Operating Expenses	4,836	7,667
Operating Income	64,411	31,803
Derivative Income (Expense)	2,581	(637)
Interest Income (Expense)	(35)	(269)
Income Before Taxes	66,957	30,897
Provision for Income Taxes	(16,709)	(9,120)
Net Income	50,248	21,777
Foreign Currency Translation Adjustment	2,301	(1,372)
Comprehensive Income	52,549	20,405
Net Income	50,248	21,777
Preferred Stock Dividends	(510)	-
Preferred Stock Deemed Dividends	(8,644)	-
Net Income Attributable to Common Shareholders	$41,094	$21,777
Basic Earnings Per Share	$0.48	$0.28
Diluted Earnings Per Share	$0.43	$0.28

All dollar figures below are “in thousands” except for $/mt and per share data.

Revenues

Revenues increased by $146,438 or 74% from $196,811 for the year ended June 30, 2009 to $343,249 for the year ended June 30, 2010. Our sales growth during the period resulted from the following:

(1) New customer contracts and organic growth within our existing customer base due to solid domestic petroleum demand from both industrial and consumer customers.

(2) In November 2009, we commenced operations at our Gujiao facility, which generated approximately $79,266 in revenues during the first eight months of operations.

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

Costs of Sales

Costs of sales increased by $116,661 or 74% from $157,341 for the year ended June 30, 2009 to $274,002 for the year ended June 30, 2010.  As a percentage of total revenues our average product cost of sales remained flat at 80% of revenues.  The weighted average cost basis per metric ton of Product we sold increased 5% to $712/mt from $676/mt during the years ended June 30, 2010 and 2009, respectively.

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

Operating Expenses

Operating expenses for the year ended June 30, 2010 decreased $2,831 or 37% to $4,836 as compared to $7,667 for the year ended June 30, 2009. Operating expenses in 2010 consisted of $696 in stock based compensation, $2,094 in cash payments for consulting and professional fees and $997 in depreciation, among others.  Operating expenses in 2009 consisted of $3,664 in stock based compensation, $627 in cash payments for consulting and professional fees, $1,183 in repairs and maintenance and $392 in depreciation, among others.  We reduced stock based compensation by paying cash for consulting and professional services, primarily in the US parent company.  The Company has no plans to make stock based compensation a normal attribute of its employees and consultants’ contracts but it is likely some stock issuances for compensation will be awarded during the fiscal year ending June 30, 2011 and forward. During 2009 we experienced higher repair and maintenance in our Taiyuan facility to upgrade the operations.  In 2010, we focused on the Gujiao facility and the expenses were capitalized as part of the overall expansion and retrofit of the facility.  Our operating expenses in the PRC increased $171 or 14% from $1,260 during the year ended June 30, 2009 to $1,431 during the year ended June 30, 2010 due primarily to higher legal and professional fees associated with the build out of the Gujiao facility.

Income Before Taxes

Income before taxes for the year ended June 30, 2010 increased $36,060 or 117% to $66,957 as compared to $30,897 for the year ended June 30, 2009 due to the sales growth in product volume. Other income for the year ended June 30, 2010 was $2,546, primarily related to the gain on the derivative warrant liability.  Other expense for the year ended June 30, 2009 was related to debt extinguishment expense of $637, which was the result of a February of 2009 settlement agreement with a group of investors. The net interest income or (expense) was down for the year ended June 30, 2010 to ($35) from ($269) in year ended 2009 because of the reduction in convertible debt.

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

The Company’s net income attributable to common shareholders diluted per share earnings were $0.43 and $0.28 for the years ended June 30, 2010 and 2009, respectively.  On October 29, 2009 the Company completed a gross financing of $14,849,201, which included dilutive instruments issued as convertible preferred stock, convertible on a 1:1 basis to common shares, and 3-year warrants exercisable at $2.255 per share.  There are currently 21,783,474 convertible preferred stock and warrants outstanding   The Company also had stock awards outstanding at year end June 30, 2010 of 78,000 common shares due to an officer and two directors.

We do not anticipate significant increases in selling, general and administration expenses other than those directly attributed to increases in sales such as marketing and sales commissions and our compliance costs as we implement the requirements of Sarbanes Oxley.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents totaled $9,422 at June 30, 2011.  As of June 30, 2011 our current assets decreased $1,444 or 1.0% from $143,994 at year end June 30, 2010 to $142,550 at year end June 30, 2011, primarily due to the reallocation of the deposit of $85,093 to long-term assets associated with the purchase of fixed assets.  Overall, we had a decrease in cash flows of $703 during the twelve month period ended June 30, 2011 resulting from $79,670 of cash provided by operating activities, cash used in investing activities of $(85,015) and cash provided by financing activities of $2,709.

Cash and cash equivalents totaled $10,125 at June 30, 2010.  As of June 30, 2010 our current assets increased $60,597 or 73% from $83,397 at year end June 30, 2009 to $143,994 at year end June 30, 2010.  Overall, we had an increase in cash flows of $2,817 during the year ended June 30, 2010 resulting from $(6,915) of cash used in operating activities, cash used in financing activities of $(7,605), offset by cash provided by investing activities of $17,733.

Our current ratio is approximately 12:1 (current assets to current liabilities) and improves to approximately 26:1 including the deposit, but net of the fair value of the warrant derivative liability at June 30, 2011.  We have no long term debt as of June 30, 2011.

Accounts receivable turnover improved from 28 days to 19 days on total sales, and improved from 112 days to 75 days on credit sales during the twelve month period.  (Payments are due upon receipt of the products unless the customer has been pre-approved for payment terms.  Approximately 75% of the Company’s customers are cash-payment only upon delivery, and certain large customers are preapproved for payment terms of up to 90 days.)

Inventory turnover decreased from 32 days to 41 days to account for additional product held in on-hand inventory during a period of rising prices to take advantage of our large storage capacity.  The ratio of advances to suppliers to inventory decreased from approximately 2:1 to 1:1 from year ended June 30, 2010 to year end June 30, 2011, respectively, but the combined balance in both inventory on-hand and advances to suppliers remained the same during the period at approximately $108 million.  We have continued to improve our working capital management to enhance our flexibility on inventory management and purchasing capability to react to changes in market prices.

Our current ratio was approximately 15:1 (current assets to current liabilities) and we had no long term debt as of June 30, 2010.  We improved our asset turnover ratios during the period from 50 days to 32 days for inventory turnover, and from 49 days to 27 days for accounts receivable turnover during at year ended June 30, 2009 and 2010, respectively.  We continued to improve our working capital management to enhance our flexibility on inventory management and purchasing capability to react to changes in market prices.

Longwei entered into a letter of intent with Shangxi Jiangtong Chemicals Co., Ltd. (“Jiangtong”) in March 2011 to acquire the assets of Jiangtong’s wholly-owned subsidiary Huajie Petroleum Co., Ltd. (“Huajie”).  The Company intends to acquire the assets of a fuel storage depot in northern Shanxi Province (located in Xingyuan, Shanxi) including fuel tanks with a 100,000 metric ton storage capacity. The Company has paid a deposit of 550 million RMB (approximately USD $85.1 million) toward the full purchase price of 700 million RMB (approximately USD $108.3 million).  The assets are non-operational with no revenue-producing history and include land use rights for 98 acres of land, 100,000 tonnage fuel tanks with accessory facilities and equipment, a special transportation railway line, and a 3,000-square-meter office building.  The acqusition is subject to final due diligence and board approval.  The Company intends to use its cash on hand, bank and other financing, and working capital assets to finance the acquisition.  The Company engaged a third-party, independent valuation firm for the appraisal of the fair market value of the assets to be acquired.  Longwei will account for the purchase of the proposed assets as an Asset Purchase

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	(In thousands) Year Ended June 30,
	2011	2010

Cash at beginning of period	$10,125	$7,308
Net cash provided by operating activities	79,670	(6,915)
Net cash used by investing activities	(85,015)	(7,605)
Net cash provided by financing activities	2,709	17,733
Effect of exchange rate changes on cash	1,933	(396)
Cash at end of period	$9,422	$10,125

Cash Flows from Operating Activities

For the year ended June 30, 2011, net cash provided by operations was $79,670, compared to net cash used in operations of $(6,915) for the year ended June 30, 2010.  The increase of $86,585 or 1,252% in net cash provided by operations was primarily due to the increase in net income of $17,917, net of the effect for the non-cash warrant derivative liability charge, as well as the net effect of $54,545 for the decrease in advances to suppliers offset by the increase in on-hand inventory.  The ratio of advances to suppliers to inventory decreased from approximately 2:1 to 1:1 from year ended June 30, 2010 to year end June 30, 2011, but the combined balance in both inventory on-hand and advances to suppliers remained the same level during the period at approximately $109 million.  We increased our on-hand inventory as our capacity utilization has expanded from 50,000mt to 120,000mt during the last fiscal year with operations commencing at the Gujiao facility in November 2010.  Based on the year ended June 30, 2011 inventory product mix we have approximately 51,900mt (or 17.2 million gallons) of Product on-hand or 43% of our total storage capacity of 120,000mt valued at $51,489.  Our supplier advance balance with refineries allows us to lock-in supply so that we can react quickly to purchases based on the timing of the PRC pricing levels adjustments and adjust our on-hand inventory levels accordingly.

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

Cash Flows from Investing Activities

For the year ended June 30, 2011, net cash used in investing activities was $85,015 compared to net cash used in investing activities of $7,605 for the year ended June 30, 2010.  The increase of  $77,410 or 1,018% in net cash used in investing activities was primarily due to the deposit balance of $82,984 at June 30, 2011 paid from cash on-hand for the acquisition of fixed assets. The capital expenditures for the year ended June 30, 2011 included the investment in improvements at both of our facilities.

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

Cash flows from Financing Activities

For the year ended June 30, 2011, net cash provided by financing activities was $2,707 compared to net cash provided by financing activities of $17,733 for the year ended June 30, 2010.  The decrease of $15,026 was primarily related to our October 2009 Financing of preferred stock with net proceeds of $13,821 and the conversion of warrants and debt during the year ended June 30, 2010.  During the year ended June 30, 2011, the Company received $2,908 as the proceeds from the exercise of warrants.

For the year ended June 30, 2010, net cash provided by financing activities was $17,733 compared to net cash provided by financing activities of $-0- for the year ended June 30, 2009.  The increase was primarily related to our October 2009 Financing of preferred stock with net proceeds of $13,821 and the conversion of warrants and debt during the year ended June 30, 2010.

Plan of Operations

As described herein, we anticipate the completion of the approximately $108.3 million asset purchase of the assets of Haujie Petroleum by the end of the calendar year 2011.  We expect to continue to expand our customer base utilizing our distribution platforms.  Our strategy is to leverage our customer and supplier relationships to develop additional business.  We may also look for opportunities to expand our business that we consider accretive to earnings.

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

Tabular Disclosure of Contractual Obligations

Contractual obligations	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations *	$23,207	$23,207	-	-	-
Other Long-Term Liabilities Reflected on the Company's Balance Sheet under GAAP	-	-	-	-	-
Total	$23,207	$23,207	-	-	-

*Purchase obligation is the balance due on the purchase of the Huajie Petroleum assets.  To date the Company has paid RMB 550 million (approximately $85.1 USD) toward the total purchase price of RMB 700 million (approximately $108.3 million USD).  The balance due by December 31, 2011 is RMB 150 million (approximately $23.2 million).

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

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through June 30, 2011, the Company had not experienced impairment losses on its long-lived assets.

Inventories

Inventories consist of finished petroleum products.  Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.  When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the years ended June 30, 2011 and 2010.

Management has discussed the development and selection of these critical accounting policies with the Board of Directors and the Board has reviewed the disclosures presented above relating to them.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. The Company’s operations are not sensitive to fluctuations in interest rates.  A 10% appreciation or depreciation in interest rates in the years ended June 30,  2011 and 2010 would not have had a material impact on our interest income or interest expense.

Foreign Exchange Risk

While the Company’s reporting currency is the US Dollar, the Company’s consolidated revenues and consolidated costs and expenses are denominated in RMB. Approximately all of the Company’s assets are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as the Company’s revenues and results of operations may be affected by fluctuations in the exchange rate between US Dollars and RMB. If the RMB depreciates against the US Dollar, the value of the Company’s RMB revenues, earnings and assets as expressed in the Company’s US Dollar financial statements will decline. A 10% appreciation or depreciation in foreign exchange rates in the years ended June 30, 2011 and June 30, 2010 would not have resulted in a material loss or gain.  To date, we have not entered into any foreign exchange forward contracts or similar instruments to attempt to mitigate our exposure to change in foreign currency rates.

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

The PRC pricing level adjustments control the cost basis of finished petroleum products during the year due to petroleum pricing fluctuations in the international markets.  The price of finished petroleum products is established by a PRC regulatory body under a formula based on the movement of international prices over a look-back period of 22 working days and reset when the price increases or decrease by 4%.    The Company’s inventory turnover for the year ended June 30, 2011 was approximately 41 days, which allows us to adjust inventory levels based on the anticipated movement of industry pricing to take advantage of pricing, supply and demand fluctuations within the marketplace. When the price of petroleum is anticipated to decline we reduce our stock on-hand of inventory and then buy additional quantities from refineries based on the next anticipated price movement.  Conversely, when prices are anticipated to increase we ramp up purchase from the refineries to lock-in the lower price before the increase adjustment.  Our supplier advance balance with refineries allows us to lock-in supply so that we can react quickly to purchases based on the timing of the PRC pricing levels adjustments.  A 10% appreciation or depreciation in commodity prices in the years ended June 30, 2011 and June 30, 2010 would not have resulted in a material loss or gain for the Company because of the pricing mechanism in place in the PRC.  To date, we have not entered into any commodity forward contracts or similar instruments to attempt to mitigate our exposure to change in commodity prices.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Longwei Petroleum Investment Holding Limited and Subsidiaries as of June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for the three-years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Longwei Petroleum Investment Holding Limited and subsidiaries’ internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 11, 2011, expressed an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
September 12, 2011

Index to Consolidated financial statements

CONSOLIDATED BALANCE SHEETS	F–2

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME	F–3

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	F–4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F–5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2011 AND 2010	F–6

Longwei Petroleum Investment Holding Limited and Subsidiaries
Consolidated Balance Sheets

	June 30, 2011	June 30, 2010
Assets	(In thousands)
Current Assets:

Cash	$9,422	$10,125
Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 in 2011 and $0 in 2010	23,883	25,837
Inventories	51,489	33,745
Advances to Suppliers	57,756	74,287

Total Current Assets	142,550	143,994

Deposit	85,093	-
Property Plant and Equipment, Net	45,662	43,577

Total Assets	$273,305	$187,571

Liabilities and Stockholders' Equity
Current Liabilities:

Accounts Payable	$589	$578
Warrant Derivative	2,893	2,084
Taxes Payable	8,096	7,129

Total Current Liabilities	11,578	9,791

Total Liabilities	11,578	9,791

Stockholders' Equity:

Preferred Stock, No Par Value, 100,000,000 Shares Authorized; 914,643 and 6,934,273 Issued and Outstanding as of June 30, 2011 and 2010	418	3,172
Common Stock, No Par Value; 500,000,000 Shares Authorized; 100,751,966 and 92,633,485 Issued and Outstanding as of June 30, 2011 and 2010	31,502	20,887
Additional Paid-in Capital	7,992	7,406
Retained Earnings	196,641	134,124
Other Comprehensive Income	25,174	12,191

Total Stockholders’ Equity	261,727	177,780

Total Liabilities and Stockholders’ Equity	$273,305	$187,571

The accompanying notes to these consolidated financial statements are an integral part of these balance sheets.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Consolidated Statements of Operations and Other Comprehensive Income

	For the Years Ended June 30,
	2011	2010	2009
	(In Thousands, Except Per Share Data)

Net Sales	$481,553	$343,249	$196,811

Cost of Sales	383,730	274,002	157,341

Gross Profit	97,822	69,247	39,470

Operating Expenses	6,154	4,836	7,667

Operating Income	91,669	64,411	31,803

Derivative Income (Expense)	(5,447)	2,581	(637)
Interest Income	20	17	-
Interest Expense	-	(52)	(269)

Income Before Income Tax Expense	86,242	66,957	30,897

Income Tax Expense	(23,524)	(16,709)	(9,120)

Net Income	62,718	50,248	21,777

Foreign Currency Translation Adjustment	12,983	2,301	(1,372)

Comprehensive Income	$75,701	$52,549	$20,405

Net Income	$62,718	$50,248	$21,777
Preferred Stock Dividends Paid in Cash	(201)	(510)	-
Preferred Stock Deemed Dividends	-	(8,644)	-

Net Income Attributable to Common Stockholders	$62,517	$41,094	$21,777

Earnings per Common Share:
Basic	$0.64	$0.48	$0.28

Diluted (June 30, 2010 - Restated)	$0.61	$0.43	$0.28

Weighted Average Common Shares Outstanding:
Basic	97,873	85,979	76,537

Diluted (June 30, 2010 Restated)	101,684	95,262	78,524

The accompanying notes to consolidated financial statements are an integral part of these statements.

Longwei Petroleum Holding Limited and Subsidiaries
Consolidated Statement of Changes In Stockholders’ Equity
(In Thousands)

					Additional Paid-In Capital			Stock	Other		Total
	Preferred Stock		Common Stock			Deferred Stock	Shares to	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	APIC	Based Comp	Be Issued	Receivable	Income	Earnings	Equity

Balance, June 30, 2008	-	$-	76,205,000	$7,009	$1,528	$-	$-	$-	$11,262	$68,742	$88,541

Issuance of Stock for Conversion of Debt	-	-	1,822,864	1,276	-	-	25	-	-	-	1,301

Issuance of Stock for Cash	-	-	-	-	-	-	76	(76)	-	-	-

Debt Extinguishment	-	-	-	-	1,012	-	-	-	-	-	1,012

Stock Based Compensation	-	-	3,824,967	3,664	-	(25)	25	-	-	-	3,664

Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	(1,372)	-	(1,372)

Net Income	-	-	-	-	-	-	-	-	-	21,777	21,777

Balance, June 30, 2009	-	$-	81,852,831	$11,949	$2,540	$(25)	$126	$(76)	$9,890	$90,519	$114,923

Cumulative Adjustment - Stock Warrants	-	-	-	(1,528)	(2,540)	-	-	-	-	2,511	(1,557)

Issuance of Stock for Conversion of Debt	-	-	1,272,506	891	-	-	-	-	-	-	891

Issuance of Preferred Stock for Cash	13,499,274	6,175	-	-	-	-	-	-	-	-	6,175

Common Stock Issued as Offering Costs of Preferred Stock	-	-	155,000	318	-	-	-	-	-	-	318

Deemed Dividend from Beneficial Conversion	-	-	-	-	8,644	-	-	-	-	(8,644)	-

Issuance of Common Stock for Cash	-	-	158,484	-	-	-	-	76	-	-	76

Preferred Stock Converted to Common Stock	(6,565,001)	(3,003)	6,565,001	3,003	-	-	-	-	-	-	-

Class A & B Warrant Conversions	-	-	1,784,663	4,219	-	-	-	-	-	-	4,219

Stock Based Compensation	-	-	845,000	2,035	-	(1,213)	(126)	-	-	-	696

Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	2,301	-	2,301

Cash Dividends Declared	-	-	-	-	-	-	-	-	-	(510)	(510)

Net Income	-	-	-	-	-	-	-	-	-	50,248	50,248

Balance, June 30, 2010	6,934,273	$3,172	92,633,485	20,887	$8,644	$(1,238)	$-	$-	$12,191	$134,124	$177,780

Preferred Stock Converted to Common Stock	(6,019,630)	(2,754)	6,019,630	2,754	-	-	-	-	-	-	-

Issuance of Common Stock for Exercise of Warrants	-	-	1,951,851	7,545	-	-	-	-	-	-	7,545

Stock Based Compensation	-	-	147,000	316	(652)	1,238	-	-	-	-	902

Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	12,983	-	12,983

Cash Dividends Declared	-	-	-	-	-	-		-	-	(201)	(201)

Net Income	-	-	-	-	-	-	-	-	-	62,718	62,718

Balance, June 30, 2011	914,643	418	100,751,966	31,502	$7,992	$-	$-	-	$25,174	$196,641	$261,727

The accompanying notes to consolidated financial statements are an integral part of these statements.

 Longwei Petroleum Investment Holding Limited and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended
	2011	2010	2009
	(In Thousands)
Cash Flows From Operating Activities:
Net Income	$62,718	$50,248	$21,777

Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	2,266	997	392
Stock Based Compensation	902	696	3,664
Debt Extinguishment	-	-	1,108
Amortization of Debt Discount	-	-	592
Stock Warrants Issued with Preferred Stock	-	(7,327)	-
Change in Warrant Derivative Liability	5,447	527	-
(Increase) Decrease in Assets:
Accounts Receivable	3,334	1,096	(14,662)
Inventories	(15,547)	(19,614)	15,077
Advances to Suppliers	19,989	(38,623)	(6,990)
Increase (Decrease) in Liabilities:
Accounts Payable	(263)	130	1,216
Taxes Payable	572	4,953	(311)
Other Current Liabilities	252	2	-
Net Cash Provided By (Used in) Operating activities	79,670	(6,915)	21,863

Cash Flows From Investing Activities:
Deposit made to Acquire Fixed Assets	(82,984)	-	-
Purchase and Improvements to Land and Buildings	(2,031)	(7,605)	(21,816)
Net Cash Provided By (Used in) Investing Activities	(85,015)	(7,605)	(21,816)

Cash Flows From Financing Activities:
Repayment of Debt	-	(32)	-
Proceeds from Preferred Stock Sale	-	13,821	-
Proceeds from Common Stock Sale	-	76	-
Proceeds from the Exercise of Warrants	2,908	4,219	-
Payment of Dividends	(201)	(351)	-
Net Cash Provided By (Used in) Financing Activities	2,707	17,733	-

Effect of Exchange Rate Changes in Cash	1,935	(396)	(1,372)

(Decrease) Increase in Cash	(703)	2,817	(1,325)

Cash, Beginning of Year	10,125	7,308	8,633

Cash, End of Year	$9,422	$10,125	$7,308

Supplemental Cash Flow Information:
Cash Paid During the Year for
Interest, Net of Amounts Capitalized	$-	$53	$168
Income Taxes	$23,041	$15,725	$9,431
Supplemental Schedule of Noncash Investing and Financing Activities:
Common Stock issued for expenses related to Preferred Stock Issuance	$-	$318	$-
Deemed Dividend – Beneficial Conversion Feature on Warrants issued with Preferred Stock	$-	$8,644	$-
Conversion of Preferred Stock into Common Stock	$2,754	$3,003	$-
Common Stock issued for Convertible Debt and Accrued Interest	$-	$891	$1,276
Common Stock issued for Exercise of Warrants	$7,546	$4,219	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Footnotes to the Consolidated Financial Statements
For the Years Ended June 30, 2011 and 2010

NOTE 1 - NATURE OF BUSINESS

Longwei Petroleum Investment Holding Limited (the “Company”) is an energy company engaged in the wholesale distribution of finished petroleum products in the People’s Republic of China (the “PRC”).  The Company’s oil and gas operations consist of transporting, storage and selling finished petroleum products, entirely in the PRC.  The Company purchases diesel, gasoline, fuel oil and solvents (the “Products”) from various petroleum refineries in the PRC. The Company’s headquarters are located in Taiyuan City, Shanxi Province (“Taiyuan”). The Company has a storage capacity for its Products of 120,000 metric tons located at its fuel depot storage facilities in Taiyuan and in Gujiao, Shanxi (“Gujiao”), 50,000 metric tons and 70,000 metric tons of capacity respectively at each location. The Gujiao facility was acquired in January of 2009 and commenced operations in November of 2009. The Company is 1 of 3 licensed intermediaries in Taiyuan and the sole licensed intermediary in Gujiao that operates its own large scale storage tanks. The Company has the necessary licenses to operate and sell Products not only in Shanxi but throughout the entire PRC. The Company seeks to earn profits by selling its Products at competitive prices with timely delivery to coal mining operations, power supply customers, large-scale gas stations and small, independent gas stations. The Company also earns revenue under an agency fee by acting as a purchasing agent for other intermediaries in Shanxi, and through limited sales of diesel and gasoline at two retail gas stations, each located at the Company’s facilities. The sales price and the cost basis of the Company’s products are largely dependent on regulations and retail price control measures instituted and controlled by the PRC government, as well as the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond the Company’s control.

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

Financial Statements Presented

On October 16, 2007, the Company entered into a Share Exchange Agreement and agreed to issue 69,000,000 shares of its common stock in exchange for 100% of the outstanding ownership units of Longwei Petroleum Investment Holding Limited, (“Longwei BVI”) a British Virgin Islands entity.  This transaction was accounted for as a reverse acquisition. Longwei Petroleum Investment Holding Limited, formerly known as Tabatha II, Inc., did not have any operations and majority-voting control was transferred to Longwei BVI.  The transaction also required a recapitalization of Longwei BVI. Since Longwei BVI’s previous owners acquired a controlling voting interest; it was deemed the accounting acquirer, while Longwei Petroleum Investment Holding Limited (formerly Tabatha II, Inc.) was deemed the legal acquirer.

The historical consolidated financial statements of the Company are those of Longwei BVI, and of the consolidated entities from October 16, 2007, the date of merger, and subsequent periods.  The consolidated financial statements of the Company presented for the years ended June 30, 2011 and 2010 include the financial statements of Longwei Petroleum Investment Holding Limited, Longwei BVI, Longwei BVI’s subsidiary Taiyuan Yahua Energy Conversion Ltd. (“Taiyuan Yahua”), Taiyuan Yahua’s subsidiary Shanxi Zhonghe Energy Conversion Ltd. (“Zhonghe”), Zhonghe’s subsidiary Taiyuan Longwei Economy & Trading Co., Ltd., (“Taiyuan Longwei”)a subsidiary of Taiyuan Yahua and Shanxi Heitan Zhingyou Petrochemical Co., Ltd. Intercompany transactions and balances are eliminated in consolidation.

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

Principles of Consolidation

The consolidated financial statements, prepared in accordance with GAAP, include the assets, liabilities, revenues, expenses and cash flows of the Company and all of its subsidiaries. The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with GAAP.  Many of our estimates and assumptions involved in the application of GAAP may have a material impact on reported financial condition, and operation performance and on the comparability of such reported information over different reporting periods. All significant intercompany balances and transactions have been eliminated in consolidation.  The accompanying consolidated financial statements are presented in U.S. Dollars.

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

(a)
A total of 95% of the ownership units are held by the Company’s subsidiaries. The remaining 5% of the ownership units are held in trust for the benefit of the Company’s subsidiaries in accordance with local Chinese regulations, therefore no non-controlling interest is recognized.  The 5% ownership units are held in trust by our Chairman and CEO, Mr. Cai Yongjun, for the benefit of Taiyuan Yahua Energy Conversion Ltd. and Shanxi Zhonghe Energy Conversion Ltd.  The 5% ownership unit held in trust for the benefit of Taiyuan Longwei Economy & Trading Ltd. is held by an individual who is also an employee of the Company. This ownership structure is organized to comply with PRC and local business ownership requirements.

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

Revenue Recognition

In accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 13, Revenue Recognition, the Company recognizes revenues when it is realized or realizable and earned.  The Company records revenues when the following four fundamental criteria under SAB Topic 13 are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

The Company negotiates contracts with its customers, which may include revenue arrangements with multiple deliverables. The Company’s accounting policies are defined such that each deliverable under a contract is accounted for separately.

The Company derives the bulk of its revenue from sales of diesel, gasoline, fuel oil and solvents. These product sales revenues are recognized when customers take possession of goods in accordance with the terms of purchase order agreements that evidence agreed upon pricing and when collectability is reasonably assured. Cost of revenues for product sales include costs to purchase and transport the product to the Company and costs to deliver the goods to the customer.

Agency fee revenues consist of fees, similar to a sales commission, charged to intermediaries who lack the required licenses to purchase directly from refineries, as well as the volume purchasing capability of the Company. Agency fee revenues are recognized when there is evidence of an arrangement that specifies pricing and irrevocable receipt of product and collection has occurred. Cost of agency fee service revenues may consists of selling commission, transportation or other costs, if any, associated with the agency fee arrangement.  For years ended June 30, 2011 and 2010, respectively, the Company stopped transporting or handling the products associated with the agency sales and only acted in a broker capacity allowing other intermediaries to use its licenses to take possession of the products.  The Company considers any costs associated with Agency fee revenues immaterial and has not allocated any costs to Agency fees for the years ended June 30, 2011 and 2010, respectively.

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

Total comprehensive income is defined as all changes in stockholders’ equity during a period, other than those resulting from investments by and distributions to stockholders (i.e. issuance of equity securities and dividends).  Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation. The gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income. The total comprehensive income represents the activity for a period net of related tax and was a gain of $13,329,121, a gain of $2,300,232 and a loss of $1,371,603 for the years ended June 30, 2011, 2010 and 2009 respectively.

Accumulated other comprehensive income related to the foreign currency translation in the consolidated statement of shareholders’ equity amounted to $25,519,680, $12,190,559 and $9,890,327 as of June 30, 2011, 2010 and 2009, respectively.  The balance sheet amounts with the exception of equity at June 30, 2011, 2010 and 2009 were translated at RMB 6.4635 to $1.00 USD, RMB 6.8086 to $1.00 USD and RMB 6.8448 to $1.00 USD, respectively.  The average translation rates applied to income and cash flow statement amounts for the years ended June 30, 2011, 2010 and 2009 were at RMB 6.6278 to $1.00 USD, RMB 6.8367 to $1.00 USD and RMB 6.8482 to $1.00 USD, respectively.

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

Concentration of Risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions or state owned banks within the PRC, which do not provide for insurance against lost funds.  The Company also maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US.  Balances at financial institutions or state owned banks within the PRC are not insured and amounted to $7,940,056 and $9,959,080 at June 30, 2011 and 2010, respectively.  As of June 30, 2011, the Company had $1,356,410 in deposits in excess of federally insured limits in its US bank.  As of June 30, 2010, the Company did not have deposits in excess of federally insured limits in its US bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

For the years ended June 30, 2011 and 2010, no customers accounted for 10% or greater of total revenues or accounts receivable.

For the year ended June 30, 2011, five suppliers individually accounted for more than 10% of our annual purchases, but in no case more than 19% of annual purchases.  These five suppliers collectively accounted for approximately 84% (approximately $320.9 million) of the Company’s purchases.  As of June 30, 2011, $-0- was due to these suppliers.  For the year ended June 30, 2010, five suppliers individually accounted for more than 10% of our annual purchases, but in no case more than 17% of annual purchases.  These five suppliers collectively accounted for approximately 72% (approximately $196.6 million) of the Company’s purchases.  As of June 30, 2010, $-0- was due to these suppliers.

As of June 30, 2011, five suppliers individually accounted for more than 10% of our advances to suppliers balance, but in no case more than 16% of the total balance.  These five suppliers collectively accounted for approximately 66% (approximately $38.0 million) of the Company’s advances to suppliers balance.  As of June 30, 2010, five suppliers individually accounted for more than 10% of our advances to suppliers balance, but in no case more than 16% of the total balance.  These five suppliers collectively accounted for approximately 62% (approximately $46.3 million) of the Company’s advances to suppliers balance.  The Company has not experienced any losses with regard to its advances to suppliers and believes it is not exposed to any risks on its advanced account balances with suppliers.

The Company is susceptible to credit risk on accounts receivable from customers and advances to suppliers.  Generally, the Company does not obtain security from its customers or vendors in support of these accounts.

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in the PRC.

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.  The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable on a monthly basis and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of June 30 2011 and 2010, the Company determined that no reserve for accounts receivable was necessary.  The Company also has no off-balance sheet exposure related to its customers.

Advances to Suppliers

Advances to suppliers represent cash paid in advance for purchases of inventory direct from suppliers, which are petroleum refineries.  The Company locks in availability and pricing with suppliers in advance by using the Company’s cash resources.  The Company expects to maintain this level of supplier advances in the future to ensure that the Company has access to adequate supplies and timely shipments to act as a hedge based on the movement of industry pricing. The deposits are held by the Company’s suppliers to ensure that the delivery of inventory to the Company is made in a timely manner. The Company attempts to maintain a significant balance on account with suppliers with the expectation of receiving preferential pricing and delivery from the petroleum refineries.  The balance of “advances to suppliers” is reduced and reclassified to “inventory” when inventory is received and passes quality inspection.  The Company makes the advances without collateral for such prepayments.  As a result, the company’s claims for such advances would rank only as an unsecured claim, which exposes the Company to the credit risks of the suppliers.  The Company does not foresee any potential loss with regard to these advances as a result of the suppliers being large enterprises that have significant controls placed upon them by PRC regulation.  The Company has not had to make any historical adjustments to these accounts for any deficiencies or negative impact related to the Company’s suppliers.

Inventory

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the years ended June 30, 2011 and 2010.

Property, Plant and Equipment

Property, plant and equipment are located at the Company’s facilities in Taiyuan and Gujiao in the PRC and are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited.  Maintenance and repairs are generally expensed as incurred.  When plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

The estimated useful lives for each major category of fixed assets are as follows:

Description	Useful Lives
Buildings	20 years
Machinery and Storage Equipment	8-20 years
Railway	20 years
Motor Vehicles	5 years

Costs incurred during the construction and installation of the assets are initially capitalized as construction in progress and transferred into property, plant and equipment when the assets are ready for their intended use, at which time depreciation commences.  No depreciation charge is provided in respect to construction in progress.

Impairment of Long-Lived Assets

The Company applies the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, and FASB ASC Topic 205 Presentation of Financial Statements, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred.  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of June 30, 2011 and 2010, there was no impairment of its long-lived assets.

Intangibles

The Company applies the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other Intangible Assets, to record goodwill and intangible assets.  In accordance with ASC 350, certain intangible assets are to be assessed periodically for impairment using fair value measurement techniques. Goodwill is tested for impairment on an annual basis as of the end of the Company's fiscal year, or more frequently when impairment indicators arise. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances which indicate that impairment exists. The Company believes that as of June 30, 2011 and 2010, there was no impairment of its goodwill.  No goodwill or intangible assets were recorded as of June 30, 2011 and 2010, respectively.

Land Use Rights

Land use right represents the exclusive right to occupy and use the land in the PRC for a specified contractual term.  Land use right is carried at cost, less accumulated amortization.  Amortization is calculated using the straight-line method over the life of the land use right.  In the PRC land for industrial use typical has land use rights for 50 years from date of original issuance.  The Company does not recognize land use rights for the land at its Taiyuan facility, which was contributed by the government and has 34 years remaining on its land use right.  The Company does not recognize land use rights for the land at its Gujiao facility, which was deemed immaterial at the time of acquisition and has 6 years remaining on its land use rights.  The Company has the first right to renew its land use rights for its current business purposes.  No land use rights were recorded as of June 30, 2011 and 2010, respectively.

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

The Company accounts for income tax under the provisions of FASB ASC Topic 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statement bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  No material deferred tax amounts were recorded at June 30, 2011 and 2010, respectively.

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

A provision has not been made at June 30, 2011 for US or additional foreign withholding taxes of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.  Generally, such earnings become subject to US tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the PRC.  However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current PRC officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2011, is not material to its results of operations, financial condition or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2010, if recognized, would not have a material effect on its effective tax rate.  The Company further believes that there are no tax positions for which it is reasonably possible, based on current PRC tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under FASB ASC subtopic 718-10, Compensation – Stock Compensation: Overall.  Under FASB Subtopic 718-10, the Company measures the cost of the employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period.  The amount of cost recognized is adjusted to reflect the number of share options that are forfeited prior to vesting.

The Company accounts for equity instruments issued to non-employees of the Company in accordance with the provisions of ASC Subtopic 505-50, Equity: Equity-Based Payments to Non-Employees.  All transactions in which goods or services are received in exchange for equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is completed.

The Company does not currently have any formal stock option plan, but has awarded certain officers, directors and consultants stock grants.

Share-based compensation costs that have been included in operating expenses amounted to $902,145, $696,165 and $902,145 for the years ended June 30, 2011, 2010 and 2009, respectively.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At June 30, 2011, 2010 and 2009 the amounts were not significant.

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

Advertising

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the years ended June 30, 2011, 2010 and 2009 were not significant.

Research and Development

The Company expenses the cost of research and development as incurred.  Research and development costs for the years ended June 30, 2011, 2010 and 2009 were not significant.

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of June 30, 2011 and 2010 the fair value of cash and cash equivalents, accounts receivable, other receivables, accounts payable and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

Fair Value Measurements

Effective January 1, 2009, the FASB ASC Topic 825 “Financial Instruments,” requires disclosure about fair value of financial instruments.

To clarify the definition of fair value for financial reporting, the Company applies the provisions of FASB ASC Subtopic 820-10, Fair Value Measurements (FASB Statement No. 157, Fair value Measurements), for fair value measurements of financial assets and financial liabilities and for the fair value measurements of non financial items that are recognized or disclosed at fair value in the financial statements.  FASB ASC Subtopic 820-10 also establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

FASB ASC Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurement for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

FASB ASC Subtopic 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  FASB ASC Subtopic 820-10 establishes three levels of inputs that may be used to measure fair value.  The hierarchy gives highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to measurements involving significant unobservable inputs (Level 3 measurements).  The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs.  The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.  The Company had a warrant derivative liability carried at fair value on a recurring basis at June 30, 2011.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as reported during the year ended June 30, 2011, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2011

Warrant Derivative Liability	$-	$2,893,470	$-	$2,893,470

Total	$-	$2,893,470	$-	$2,893,470

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

Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with the ASC Topic 260, Earnings Per Share.  Basic earnings per share is calculated dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is based on the assumption that all dilutive convertible shares, stock options, warrants and other equity awards were converted or exercised during the period. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Segment Reporting

The Company uses the management approach in determining operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decision, allocating resources and assessing performance as the source of determining the Company’s reportable operating segments.  The Company’s chief executive officer has been identified as the chief operating decision maker.  The Company has determined that it has two reportable operating segments as defined by FASB ASC Subtopic 280-10, Segment Reporting: Overall, which are the wholesale distribution of petroleum products, wherein the Company takes possession of the product, and agency fees earned as a sales commission, wherein the Company does not take possession of the product.

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

Reclassification

Certain reclassifications have been made to the 2010 consolidated financial statement to conform to the 2011 consolidated financial statement presentation. These reclassifications had no effect on net income or cash flows as previously reported.

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

Accounting Standards Update (“ASU”) ASU No. 2010-09 (ASC Topic 855), which amends Subsequent Events Recognition and Disclosures, ASU No. 2009-16 (ASC Topic 860), which amends Accounting for Transfer of Financial Assets, ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-08, Earnings per Share, ASU No. 2009-12(ASC Topic 820), Investments in Certain Entities That Calculate Net Asset Value per Share, and various other ASU’s No. 2009-2 through ASU No. 2011-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant, except for ASU 2011-05 (ACS Topic 220 Comprehensive Income) which will affect the presentation of Comprehensive Income and is effective for periods after December 15, 2011 and early adoption is allowed.

Other accounting standards have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the Company’s financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Commitments

The Company has no rent expense or lease commitments for the years ended June 30, 2011 and 2010.

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices.  No material annual loss is expected from these commitments.

The Company has advances to several refineries for inventory in the amount of $57,756,275, which will be offset against future purchases from the suppliers.

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, environmental matters and tax matters.  An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  As of June 30, 2011 the Company has not recognized an accrual for any loss contingency.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if an allowance for doubtful accounts is necessary and adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Through the date of these financial statements, the Company has never experienced a significant bad debt.  As a result, no allowance for doubtful accounts has been recorded. Trade accounts receivable as of June 30, 2011 and 2010 consisted of the following:

	June 30, 2011 (in thousands)	June 30, 2010 (in thousands)

Trade Accounts Receivable	$23,883	$25,837
Less: Allowance for Doubtful Accounts	-	-
Totals	$23,883	$25,837

NOTE 5 – INVENTORIES

As of June 30, 2011 and 2010, inventory consisted of significant quantities of diesel and gasoline, among others, as outlined herein:

	June 30, 2011 (in thousands)	June 30, 2010 (in thousands)

Diesel	$26,748	$19,775
Gasoline	23,907	12,539
Fuel Oil	548	800
Solvents	286	631
Total	$51,489	$33,745

NOTE 6 – ADVANCES TO SUPPLIERS

As of June 30, 2011 and 2010, advances to suppliers consisted of significant deposits on account with the Company’s suppliers, which are petroleum refineries.  The deposits are held by the Company’s suppliers to ensure that the delivery of inventory to the Company is made in a timely manner.  The Company attempts to maintain a significant balance on account with suppliers with the expectation of receiving preferential pricing and delivery of product from suppliers.

	June 30, 2011 (in thousands)	June 30, 2010 (in thousands)

Advances to Suppliers	$57,756	$74,287
Total	$57,756	$74,287

NOTE 7 – DEPOSIT

Longwei entered into a letter of intent with Shangxi Jiangtong Chemicals Co., Ltd. (“Jiangtong”) to acquire the assets of Jiangtong’s wholly-owned subsidiary Huajie Petroleum Co., Ltd. (“Huajie”).  The Company intends to acquire the assets of a fuel storage depot in northern Shanxi Province (located in Xingyuan, Shanxi) including fuel tanks with a 100,000 metric ton storage capacity. The Company has paid a deposit of 550 million RMB (approximately USD $85.1 million) toward the full purchase price of 700 million RMB (approximately USD $108.3 million).  The assets are non-operational with no revenue-producing history and include land use rights for 98 acres of land, 100,000 tonnage fuel tanks with accessory facilities and equipment, a special transportation railway line, and a 3,000-square-meter office building.  The acqusition is subject to final due diligence and board approval.  The Company intends to use its cash on hand, bank and other financing, and working capital assets to finance the acquisition.

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

 NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2011 (in thousands)	June 30, 2010 (in thousands)

Buildings	$5,617	$5,182
Machinery and Storage Equipment	32,816	30,209
Railway	14,698	13,263
Motor Vehicles	287	217
Total Property, Plant and Equipment	53,418	48,871
Less: Accumulated Depreciation	(7,756)	(5,294)
Property, Plant and Equipment, net	45,662	43,577

Depreciation expense for the years ended June 30, 2011 and 2010 was $2,265,811 and $997,052, respectively.

NOTE 9 – TAXES

Taxes payable consisted of the following:

	June 30, 2011 (in thousands)	June 30, 2010 (in thousands)

Income Tax Payable	$6,516	$5,827
Value Added Tax Payable	1,404	1,255
Business Taxes and Other Payables	176	47
Total	$8,096	$7,129

Income Taxes

On March 16, 2007, the PRC National People’s Congress passed the PRC Enterprise Income Tax Law (“New EIT Law”) which became effective on January 1, 2008.  Pursuant to the New EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied consistently to both domestic-invested enterprises and foreign-invested enterprises.

Taiyuan Yahua Energy Conversion Ltd. and Shanxi Zhonghe Energy Conversion Ltd. are taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%. Neither company had income taxes due during the years ended June 30, 2011 and 2010.  Since these two entities have minimal business operations, the two entities are unlikely to have profits in future periods. As a result, all deferred tax assets and liabilities are deminimus, and management would have a 100% valuation allowance for all deferred tax assets.

The operating subsidiaries of Taiyuan Longwei Economy & Trading Ltd. and its subsidiary Shanxi Heitan Zhingyou Petrochemical Co. Ltd. (Gujiao operations) are taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%.  These entities had taxes due during the years ended June 30, 2011 and 2010 of $23.6 million and $16.7 million, respectively.

Longwei Petroleum Investment Holding Limited (BVI) is exempt from income tax on all sources of income pursuant to the tax law in the British Virgin Islands. However, pursuant and subsequent to the reverse merger, the parent company in U.S. may pay tax in future years.

United States of America

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate.  As the Company has no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of June 30, 21011 and 2010.

Colorado

The Company is incorporated in the State of Colorado but does not conduct business in Colorado. As the Company has no income generated in the State of Colorado, there was no corporate tax expense or tax liability due to the State of Colorado as of June 30, 2011 and 2010.

British Virgin Islands

The Company’s subsidiary, Longwei Petroleum Investment Holding Limited (BVI), is incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.  As the Company has no income generated in the British Virgin Islands, there was no corporate tax expense or tax liability due to the British Virgin Islands as of June 30, 2011 and 2010.

People’s Republic of China

Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income is 25% for the Company’s PRC subsidiaries.  There is no tax provision for the years ended June 30, 2011 or June 30, 2010, respectively.

	June 30, 2011 (in thousands)	June 30, 2010 (in thousands)	June 30, 2009 (in thousands)

Taxable Income (loss) before income tax
United States	$(7,854)	$122	$(5,582)
PRC	94,096	66,835	36,479
Total	$86,242	$66,957	$30,897

Provision for Income Taxes
Current income tax	$23,524	$16,708,877	$9,120
Deferred income tax	-	-	-
Total	$-	$-	$-

Effective tax rate – worldwide (PRC rate)	25%	25%	25%

Reconciliation of Effective Income Tax Rate
Statutory U.S. tax rate	34% %	34%	34%
Tax rate difference	-9%	-9%	-9%
PRC Income Tax Rate	25%	25%	25%
Effective worldwide tax rate	25%	25%	25%

The Company did not have any significant temporary differences relating to deferred tax liabilities as of year-end.  (All of the NOL has 100% allowance.)  A valuation allowance for the deferred tax assets is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated.  The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside of the U.S.  As of June 30, 2011, the above accumulated adjusted earnings of non-U.S. subsidiaries was indefinitely invested.  At the existing U.S. federal income tax rate, additional U.S. income taxes would have to be provided if such earnings were remitted currently.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and liabilities.  The components of the deferred tax assets and liabilities are individually classified as current or non-current based on their characteristics. Deferred tax assets and liabilities are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  A provision has not been made at June 30, 2011 and 2010 for U.S. or additional foreign withholding taxes of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.  Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the government.  However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current government officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2011 and 2010 is not material to its results of operations, financial condition or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2011 and 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on the current PRC tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows as of June 30, 2011 and 2010.

Effective January 1, 2007, the Company adopted ASC 740-10, Accounting for Uncertainty in Income Taxes (formerly “FIN 48”, an interpretation of FASB statement No. 109), Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2011 and 2010, the Company does not have a liability for unrecognized tax benefits.

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

Accounting for the Warrants

The Company analyzed the Warrants in accordance with ASC Topic 815 to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and, if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The Company adopted the provisions of ASC Topic 815 subtopic 40 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC Topic 815 subtopic 40”) on July 1, 2009, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting ASC Topic 815 subtopic 40, the Company concluded that the Warrants issued in the October 2009 Financing should be treated as a derivative liability because the Warrants are entitled to a price adjustment provision to allow the Conversion Price to be reduced in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable Exercise Price or without consideration, which is typically referred to as a “down-round protection” or “anti-dilution” provision.  According to ASC Topic 815 subtopic 40, the “down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants to fail to be qualified as indexed to the Company’s own stock and then to fail to meet the scope exceptions of ASC Topic 815. Therefore, the Company accounted for the Warrants as derivative liabilities under ASC Topic 815 (codification of EITF 00-19).  Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings under the other income/expense in the consolidated statement of operations at each reporting period.  During the years ended June 30, 2011 and 2010, the Company recorded a loss on warrant re-valuation of $5,446,944 and a gain on warrant re-valuation of $2,581,402, respectively.

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

October 2009 Financing Warrants - Valuation Inputs
Attribute	June 30, 2011	June 30, 2010	October 29, 2009
Stock Price	$1.48	$1.95	$2.05
Risk Free Interest Rate	0.81%	1.13%	1.50%
Volatility	64.00%	80.58%	63.90%
Exercise Price	$2.255	$2.255	$2.255
Dividend Yield	0%	0%	0%
Contractual Life (Years)	1.35	2.36	3.00
Fair Market Value	$2,893,470	$2,084,131	$7,327,517

In accordance with ASC Topic 470-20, “Debt with Conversion and Other Options,” the gross proceeds of $14,849,201 from the October 2009 Financing were first allocated to the warrant derivative based on its fair value of $7,327,517 with the residual value of $7,521,684 allocated to the Series A Preferred Stock as of October 29, 2009. The remeasured fair value of the Investor Warrants as of June 30, 2011 was $2,893,470.

Key Terms of October 2009 Financing

Additional key terms of the Series A Preferred Stock sold by the Company in the October 2009 Financing were filed a Form 8-K on November 2, 2009 to provide the complete contractual terms and actual copies of the documents associated with the October 2009 Financing.

Stock Warrant Activity

The following is a summary of the Company’s stock warrant activity through June 30, 2011, only one class of warrants outstanding – related to the October 2009 Financing stock warrants, adjusted for any changes in the exercise price of the stock warrants:

	Stock Warrants	Weighted Average Exercise Price
Outstanding – June 30, 2009	2,700,000	$0.70
Exercisable – June 30, 2009	2,700,000	$0.70
Granted (October 2009 Financing)	14,849,201	$2.255
Exercised	(2,700,000)	$0.70
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2010	14,849,201	$2.255
Exercisable – June 30, 2010	14,849,201	$2.255
Granted	-	$-
Exercised	(3,306,949)	$2.255
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2011	11,542,252	$2.255
Exercisable – June 30, 2011	11,542,252	$2.255

The following is a summary of the Company’s stock warrants outstanding as of June 30, 2011, only one class of warrants outstanding – related to the October 2009 Financing stock warrants, adjusted for any changes in the exercise price of the stock warrants:

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.255	11,542,252	1.35 years	$2.255	11,542,252	$2.255

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 600,000,000 shares, in aggregate, consisting of 500,000,000 shares of common stock, no par value, and 100,000,000 shares of preferred stock, no par value. The Company's current Certificate of Incorporation authorizes the Board of Directors (the “Board”) to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of June 30, 2011, 914,643 shares of the Company’s preferred stock and 100,751,966 shares of the Company’s common stock were issued and outstanding.  As of June 30, 2010, 6,934,273 shares of the Company’s preferred stock and 92,633,483 shares of the Company’s common stock were issued and outstanding.

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

During April 2011, the holders of Convertible Preferred Stock elected to convert 398,768 shares of preferred stock into 398,768 shares of common stock.

During June 2011, two directors earned and were vested in 6,000 shares and 3,000 shares of common stock, respectively, as part of their board compensation.  The Chief Financial Officer earned and was vested in 15,000 shares of common stock as part of his agreement.

NOTE 12 – EARNINGS PER SHARE

FASB ASC Topic 260, earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

The Company only has common stock and the following convertible instruments outstanding at June 30, 2011:

1.	914,643 Preferred Shares – convertible on a 1:1 basis for common shares
2.	11,542,252 October 2009 Financing Warrants – exercisable at $2.255 per share

Total number of potential additional dilutive common shares outstanding as of June 30, 2010 was 12,456,895 from outstanding convertible instruments.

Basic earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is based on the assumption that all dilutive convertible shares, stock options, warrants and other equity awards were converted or exercised during the period. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and dilutive net income per share:

	For the Years Ended
	June 30, 2011	June 30, 2010	June 30, 2009
Net income attributable to common stockholders	$62,515,981	41,094,191	$21,777,039

Basic weighted average outstanding shares of common stock	97,872,907	85,978,730	76,537,163
Weighted number if dilutive shares	3,810,741	9,283,301	1,986,576
Diluted weighted average common stock and common stock equivalents (June 30, 2010 – Restated)	101,683,648	95,262,031	78,523,739

Earnings per share:
Basic	$0.64	0.48	$0.28
Dilutive (June 30, 2010 – Restated)	$0.61	0.43	$0.28

The diluted earnings per share for the year ended June 30, 2010, as previously reported, was $0.39 per share.  The diluted earnings per share for this period was recalculated to properly apply the treasure stock method at June 30, 2010.  The diluted earnings per share for June 30, 2010 has been restated to reflect the diluted weighted average shares outstanding of 95,262,031 common shares compared to 105,310,668 common shares.

NOTE 13 - SEGMENT INFORMATION

The Company operates under the following business segments:

1.	Product Sales - The Company purchases and sells diesel, gasoline, fuel oil and solvents in the PRC.
2.	Agency Fees - The Company acts as an agent in the purchase and sale of the Products by other intermediaries in the PRC.

	(In thousands) Year Ended June 30, 2011
	Product Sales	Agency Sales	Consolidated Total
Net Sales	$458,085	$23,468	$481,553
Cost of Sales	383,730	-	383,730
Operating Income	68,201	23,468	91,669
Segment Assets	273,305	-	273,305
Segment Liabilities	11,578	-	11,578
Segment Purchases	2,083	-	2,083

	(In thousands) Year Ended June 30, 2010
	Product Sales	Agency Sales	Consolidated Total
Net Sales	$323,978	$19,271	$343,249
Cost of Sales	274,002	-	274,002
Operating Income	45,140	19,271	64,411
Segment Assets	187,571	-	187,571
Segment Liabilities	9,791	-	9,791
Segment Purchases	7,605	-	7,605

	(In thousands) Year Ended June 30, 2009
	Product Sales	Agency Sales	Consolidated Total
Net Sales	$185,191	$11,620	$196,811
Cost of Sales	155,325	2,016	157,341
Operating Income	23,931	7,872	31,803
Segment Assets	120,142	-	120,142
Segment Liabilities	5,219	-	5,219
Segment Purchases	21,816	-	21,816

Product Sales

The Company derives the bulk of its revenue from sales of diesel, gasoline, fuel oil and solvents. The product sales revenues are recognized when customers take possession of goods in accordance with the terms of purchase order agreements that evidence agreed upon pricing and when collectability is reasonably assured. Cost of revenues for product sales include costs to purchase and transport the product to the Company and costs, if any, to deliver the goods to the customer.

Agency Fees

Agency fee revenues consist of fees, similar to a sales commission, charged to intermediaries who lack the required licenses to purchase directly from refineries, as well as the volume purchasing capability of the Company. Agency fee revenues are recognized when there is evidence of an arrangement that specifies pricing and irrevocable receipt of product and collection has occurred. Cost of agency fee service revenues consists of selling commission, transportation or other costs, if any, associated with the agency fee arrangement.  For years ended June 30, 2011 and 2010, respectively, the Company stopped transporting or handling the products associated with the agency sales and only acted in a broker capacity allowing other intermediaries to use its licenses to take possession of the products.  The Company considers any costs associated with Agency fee revenues immaterial and has not allocated any costs to Agency fees for the years ended June 30, 2011 and 2010, respectively.

NOTE 14 – QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table contains selected statements of operations information, which is unaudited and should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.  The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.  Operating results for each quarter of the fiscal year ended June 30, 2011 are summarized as follows:

	(In thousands) Quarterly Periods Ended
	September 30,	December 31,	March 31,	June 30,
	2010	2010	2011	2011
Product Sales	$107,486	$114,518	$114,396	$121,664
Agency Sales	5,862	5,666	5,178	6,762
Total Revenues	113,348	120,184	119,574	128,447
Cost of Sales	91,250	96,661	95,486	100,333
Gross Profit	22,098	23,523	24,088	28,114
Operating Expense	1,556	1,460	1,081	2,057
Income from Operations	20,542	22,063	23,007	26,057
Other Income (Expenses)
Change in Fair Value of Derivative	(10,406)	(6,763)	9,221	2,501
Interest Income	3	6	3	8
Income Before Income Taxes	10,139	15,306	32,231	28,866
Income Tax Expense	(5,245)	(5,704)	(5,860)	(6,715)
Net Income	4,894	9,602	26,371	21,851
Foreign Currency Translation	3,467	2,811	3,272	3,434
Comprehensive Income	8,361	12,413	29,643	25,285

Net Income	4,894	9,602	26,371	21,851
Preferred Stock Dividends	(107)	(54)	(25)	(15)
Net Income Attributable to Common Shareholders	4,787	9,548	26,346	21,836

Earnings Per Share*
Basic	$0.05	$0.10	$0.27	$0.22
Diluted	$0.05	$0.09	$0.26	$0.21

 *Based on year ended June 30, 2011 weighted average common shares outstanding – Basic 97,872,907 and Diluted 101,683,648, respectively.

 NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated for subsequent events between the balance sheet date of June 30, 201 and September 12, 2011, the date the consolidated financial statements were issued.

On August 8, 2011, the Company entered into a consulting agreement with its Chief Financial Officer, pursuant to which he shall continue to serve as the Company’s Chief Financial Officer for a period of one year in consideration for a monthly payment of $10,000 and an aggregate of 60,000 shares of the Company’s common stock which shall vest in quarterly installments of 15,000 shares each, beginning September 30, 2011.

On August 23, 2011, the Board of Directors of the Company approved the amendment and restatement of its Bylaws in order to change the timing of the Company’s annual shareholder meeting to the Company’s second fiscal quarter.

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Cai Yongjun, and Chief Financial Officer, Michael Toups, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our conclusion that our disclosure controls were not effective was based a material weakness identified in our financial reporting.  A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. We found that we did not maintain effective controls over our process to ensure the timely completeness and accuracy of the preparation and review of our consolidated financial statements This resulted in several audit adjustments to our consolidated financial statements, principally including the timely transfer of completed construction projects to property, plant and equipment, which has resulted in an adjustment to depreciation, as well as reclassification of inter-company payables and an increase of accrual for employees salary and  related expenses.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2011, the Company's internal control over financial reporting is not effective based on those criteria.

Child, Van Wagoner & Bradshaw, PLLC, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of June 30, 2011. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Longwei Petroleum Investment Holding Limited

We have audited Longwei Petroleum Investment Holding Limited’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Longwei Petroleum Investment Holding Limited’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report On Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. The Company did not maintain effective controls over its process to ensure the timely completeness and accuracy of the preparation and review of its consolidated financial statements This resulted in several adjustments to the Company’s consolidated financial statements, principally including timely transfer of completed construction projects to property, plant and equipment which has resulted in depreciation adjustment as well as reclassification of inter-company payables, increase of accrual for employees salary and  related expenses.

Longwei Petroleum Investment Holding Limited	September 12, 2011
Audit Opinion Letter	Page 2 of 2

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2011 financial statements and this report does not affect our report dated September 12, 2011.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, of Longwei Petroleum Investment Holding Limited and subsidiaries has not maintained effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and other comprehensive income, stockholders’ equity, and cash flows of Longwei Petroleum Investment Holding Limited and subsidiaries, and our report dated September 12, 2011, expressed an unqualified opinion.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah

September 12, 2011

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal year ended June 30, 2011, we have taken measures to strengthen our financial controls, which have included adding additional accounting staff with greater expertise and allocating financial and human resources to strengthen our internal control structure.  We have contracted with an outside consulting firm to assist the Company in our Sarbanes Oxley (“SOX”) compliance and internal controls.  This firm has helped guide the company in its SOX compliance, including mapping, testing, analysis and assessment.  The Company has hired an internal person to work directly with the external consultants regarding internal controls.  This person’s experience included four years of audit and business advisory work with Ernst & Young and four years of experience with an affiliate of BDO.  The Company has also contracted with an outside consultant to work with our accounting staff on our month-end, quarter-end and year-end closings and procedures.  This person has seven years experience in audit and financial reporting, including four years of experience with Ernst & Young.

These remediation efforts are designed to address the material weakness identified in our internal controls for financial reporting and to improve and strengthen our overall control environment.  We believe these actions will prevent the material weakness from recurring.  Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address all deficiencies.  The design of any system of controls is based in part upon certain assumptions about likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The implementation of our remediation plan will require substantial expenditures, could take a significant period of time to complete, and could distract our officers and employees from the operation of our business.  However, our management believes that these remediation efforts will be completed by the end of the Company’s fiscal year ended June 30, 2012.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of the Company’s executive officers and directors as of June 30, 2011. Executive officers are elected annually by the Company’s Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by the Company’s shareholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Positions and Offices Held
Mr. Cai Yongjun	41	Chief Executive Officer and Director
Mr. Michael Toups	45	Chief Financial Officer
Mr. Xue Yongping	43	Secretary, Treasurer and Director
Mr. Douglas Cole	56	Director
Mr. Gerald DeCiccio	54	Director
Ms. Xiaoping Xue	42	Director

The following summarizes the occupation and business experience for the Company’s officers, directors, and key employees.

Cai Yongjun, Chief Executive Officer and Director

Mr. Cai is the founder and has served as the Chief Executive Officer of Taiyuan Longwei, the Company's wholly-owned subsidiary, since October 1995.  He has over 16 years experience in the trading, storage and handling of petroleum products. Mr. Cai is active in the business and oversees daily operations.  Mr. Cai served in the People’s Liberation Army and attended Shanxi University where he majored in Business Administration.  Mr. Cai is a respected leader in the petroleum industry in central China.  Mr. Cai was selected as a director because of his experience in the oil and gas industry in general and the Company’s operations in particular.  He has not served in any other directorships in the last five years.  Mr. Cai has had no involvement in certain legal proceedings as defined by Item 401(f) of Regulation S-K.

Michael Toups, Chief Financial Officer

Mr. Toups was appointed Chief Financial Officer in June 2010.  Mr. Toups is an accounting and corporate finance executive with over 20 years of experience in senior management with specialties in business strategy, M&A and international trade.  He has middle-market corporate finance experience across a variety of industries as both principal and advisor and has served in roles as the CFO, COO, and director of private and publicly traded companies.  Mr. Toups expertise includes PCAOB audits, SEC reporting and Sarbanes-Oxley compliance.  He is also well-versed in Chinese business practices and has directed strategic business planning for Asia-based companies for over 12 years.  Mr. Toups also currently serves as the CFO of China Bilingual Technology & Education Group, a Taiyuan, Shanxi China-based education company operating K-12 private boarding schools since September 2010, and he also serves as a member of the board of directors of Lotus Pharmaceuticals, a Beijing China-based manufacturer of pharmaceutical products since December 2010.  Most recently Mr. Toups served as Director of Asia Investment Banking, Midtown Partners & Co. from December 2007 to July 2010 and as the CFO and director of Nork Lighting, a China-based manufacturer and the largest retailer of high-end residential lighting products in China from December 2007 to July 2010.  From May 2009 to May 2011, he served as the president and director of Stone Harbor Investments, Inc., a small business consulting company.  From January 2001 to December 2007, he served as president and owner of Peak Crown, a consulting company for the import of products from Asia and financial services.  Mr. Toups holds an MBA in Finance from the University of Notre Dame and a BBA in Finance from Texas Christian University.

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

Douglas Cole, Director

Mr. Cole was appointed as a director of the Company on March 22, 2010.  Mr. Cole joined the Board as an independent director and has also been appointed to serve on the Company’s Compensation, Nominating and Audit Committees.  Prior to his appointment, and since September 2006, Mr. Cole has worked with Objective Equity LLC a boutique Investment Bank based in New York. Mr. Cole focuses most of his time on initial financing, corporate structure and M&A. From February 2003 to February 2006 Mr. Cole served as the Executive Vice Chairman, Chief Executive Officer and President of TWL Corporation (TWLP.OB) now based in Carrollton, Texas. TWL was a leading provider of integrated learning solutions for compliance, safety, emergency preparedness, continuing education and skill development in the workplace. During the initial phase Mr. Cole acquired similar companies in Australia, Norway, South Africa and the US. He acquired Primedia Workplace Learning from KKR in 2005. Since 1986, TWL Knowledge Group (formally Primedia) has met the training and education needs of more than eight million professionals in the industrial, healthcare, fire and emergency, government, law enforcement and private security markets. The company produces and delivers education and workplace skills training content to organizations via global satellite television, the Internet and traditional media such as DVD, CD ‐ ROM and PC ‐ based, quasi virtual reality simulation platform.  Mr. Cole was selected as a director because of his experience in the US financial markets in general, including his expertise in emerging growth companies.  He also currently serves as a director for China Chemical Corp.

Gerald DeCiccio, Director

Mr. DeCiccio was appointed as a director of the Company on March 22, 2010.  Mr. DeCicco joined the Board as an independent director and has also been appointed to serve on the Company’s Compensation, Nominating and Audit Committees.  Mr. DeCiccio served as an independent director of Worldwide Energy & Manufacturing USA, Inc.  from June 2009 until his resignation in February 2010 when he was appointed to serve as Chief Financial Officer of Worldwide energy & Manufacturing USA, Inc. until February 2011.  Prior to that he was the Chief Financial Officer and a board member of GTC Telecom Corp. and its subsidiary, Perfexa Solutions, Inc. and Chief Financial Officer for National Telephone & Communications, Inc.  In these roles, he managed the finance, accounting, SEC reporting, treasury, human resources, investor relations, and legal departments.  Mr. DeCiccio also held senior financial roles at Newport Corporation and Parker Hannifin Corporation and was a Supervising Senior Accountant for Ernst and Young. He has also been a member of the Board of Directors and Audit Committee for Interplay Entertainment, Inc. and GT Data Corp.  Mr. DeCiccio was selected as a director because of his experience in the US financial markets in general, including his expertise in accounting, auditing standards and compliance.  In the past five years Mr. DeCiccio has served as director with the following companies: GTC Telecom Corp. and its subsidiary, Perfexa Solutions, Inc.; Worldwide Energy & Manufacturing USA, Inc., including audit committee; Interplay Entertainment, Inc.; and GT Data Corp.

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

●
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

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

Audit Committee

We established an audit committee effective March 22, 2010 along with a financial expert on our audit committee.  These members are independent directors. Our audit committee consists of Douglas Cole, Gerald DeCiccio and Xue Xiaoping. Gerald DeCiccio qualifies as "audit committee financial expert," as such term is defined in Item 407(d)(5) of Regulation S-K. Our Board of Directors has adopted a written audit committee charter.

The Audit Committee assists our board in monitoring:

●	our accounting, auditing, and financial reporting processes;

●	the integrity of our financial statements;

●	internal controls and procedures designed to promote our compliance with accounting standards and applicable laws and regulations;

●	and, the appointment and evaluation of the qualifications and independence of our independent auditors.

The Audit Committee has reviewed and discussed the audited financial statements with management.  The audit committee has (i) discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 114, (ii) reviewed the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence and (iii) discussed with the independent accountant the independent accountant’s independence.   Based on the foregoing, the audit committee recommended to the board of directors that the audited financial statements be including in this Annual Report on Form 10-K.

Nominating Committee

We established a nominating committee effective March 22, 2010.  These members are independent directors. Our nominating committee consists of Douglas Cole, Gerald DeCiccio and Xue Xiaoping.  The purpose of the nominating committee of the board of directors is to recommend to the Board changes in Board composition as well as make recommendations with respect to size and composition of the Board, recommend to the Board on the minimum qualifications and standards for director nominees and review qualifications of potential candidates for the Board. Our board of directors has adopted a written nominating committee charter.

Compensation Committee

We established a compensation committee effective March 22, 2010.  These members are independent directors. Our nominating committee consists of Douglas Cole, Gerald DeCiccio and Xue Xiaoping. The compensation committee of the board of directors is responsible for (i) determining the general compensation policies, (ii) establishing compensation plans, (iii) determining senior management compensation and (iv) administering our stock option plans.  Our board of directors has adopted a written compensation committee charter.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed are timely filed for the fiscal years ended June 30, 2011 and 2010, respectively.

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

ITEM 11.  EXECUTIVE COMPENSATION

Longwei Petroleum Investment Holding Limited Executive Compensation Summary

Summary Compensation Table

The following table shows the compensation awarded or paid to, or earned by the officers and directors of Longwei Petroleum Investment Holding Limited for the years ended June 30, 2011, 2010 and 2009, respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Cai Yongjun,	2011	$7,333	$-	$-	$-	$-	$-	$-	$7,333
Chief Executive Officer, Director	2010	6,670	-	-	-	-	-	-	6,670
	2009	11,217	-	-	-	-	-	-	11,217

Michael Toups,	2011	120,000	-	126,600	-	-	-	-	246,600
Chief Financial Officer, Principal Accounting
Officer (1)	2010	4,000	-	-	-	-	-	-	4,000
	2009	-	-	-	-	-	-	-	-

Xue Yongping, Secretary and	2011	5,945	-	-	-	-	-	-	5,945
Director	2010	5,617	-	-	-	-	-	-	5,617
	2009	5,229	-	-	-	-	-	-	5,229

*Stock awards represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(1) Appointed or June 23, 2010

Compensation Committee Report

Under the rules of the SEC, this Compensation Committee Report is not deemed to be incorporated by reference by any general statement incorporating this Annual Report by reference into any filings with the SEC.

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on this review and these discussions, the Compensation Committee recommended to the Board of Directors that the following Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the Compensation Committee:

Doug Cole

Gerald DeCiccio

Xiaoping Xue

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

The following discussion and analysis of compensation arrangements of our named executive officers for 2011 should be read together with the compensation tables and related disclosures set forth below.

We believe our success depends on the continued contributions of our named executive officers. Personal relationships are very important in our industry. Our named executive officers are primarily responsible for many of our critical business development relationships. The maintenance of these relationships is critical to ensuring our future success. Therefore, it is important to our success that we retain the services of these individuals and prevent them from competing with us should their employment with us terminate.

General Philosophy

Our overall compensation philosophy is to provide an executive compensation package that enables us to attract, retain and motivate executive officers to achieve our short-term and long-term business goals. The goals of our compensation program are to align remuneration with business objectives and performance, and to enable us to retain and competitively reward executive officers who contribute to the long-term success of the Company. We attempt to pay our executive officers competitively in order that we will be able to retain the most capable people in the industry. In making executive compensation and other employment compensation decisions, the Compensation Committee considers achievement of certain criteria, some of which relate to our performance and others of which relate to the performance of the individual employee. Awards to executive officers are based on achievement of Company and individual performance criteria.

The Compensation Committee will evaluate our compensation policies on an ongoing basis to determine whether they enable us to attract, retain and motivate key personnel. To meet these objectives, the Compensation Committee may from time to time increase salaries, award additional stock grants or provide other short and long-term incentive compensation to executive officers and other employees.

Compensation Program & Forms of Compensation

We provide our executive officers with a compensation package consisting of base salary and participation in benefit plans generally available to other employees. In setting total compensation, the Compensation Committee considers individual and company performance, as well as market information regarding compensation paid by other companies in our industry.

Base Salary. Salaries for our executive officers are initially set based on negotiation with individual executive officers at the time of recruitment and with reference to salaries for comparable positions in the industry for individuals of similar education and background to the executive officers being recruited. We also consider the individual’s experience, reputation in his or her industry and expected contributions to the Company. Base salary is continuously evaluated by competitive pay and individual job performance. Base salaries for executives are reviewed annually or more frequently should there be significant changes in responsibilities. In each case, we take into account the results achieved by the executive, his or her future potential, scope of responsibilities and experience, and competitive salary practices. In some circumstances our executive officers have elected to take less than market salaries.  These salaries may be increased in the future to market conditions with a competitive base salary that is in line with his or her role and responsibilities when compared to peer companies of comparable size in similar locations.

Based on our compensation philosophy, a substantial portion of our compensation rewards long-term performance of the Company and promotes executive retention. This may be delivered to our executives through restricted stock grants.

Executive Equity Ownership

We encourage our executives to hold a significant equity interest in our company. However, we do not have specific share retention and ownership guidelines for our executives.

Performance-Based Compensation and Financial Restatement

We have not considered or implemented a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to our executives and other employees where such payments were predicated upon the achievement of certain financial results that were subsequently the subject of a financial restatement.

Compensation of Chief Executive Officer

Mr. Cai received a base salary of $7,333 for the year ended June 30, 2011.

Tax and Accounting Considerations

 In the review and establishment of our compensation programs, we consider the anticipated accounting and tax implications to us and our executives.

Section 162(m) of the Internal Revenue Code imposes a limit on the amount of compensation that we may deduct in any one year with respect to our chief executive officer and each of our next four most highly compensated executive officers, unless certain specific and detailed criteria are satisfied. Performance-based compensation, as defined in the Internal Revenue Code, is fully deductible if the programs are approved by stockholders and meet other requirements. We believe that grants of equity awards under may qualify as performance-based for purposes of satisfying the conditions of Section 162(m), thereby permitting us to receive a federal income tax deduction, if applicable, in connection with such awards. In general, we have determined that we will not seek to limit executive compensation so that it is deductible under Section 162(m). However, from time to time, we monitor whether it might be in our interests to structure our compensation programs to satisfy the requirements of Section 162(m) and relevant tax implications in the PRC. We seek to maintain flexibility in compensating our executives in a manner designed to promote our corporate goals and therefore our compensation committee has not adopted a policy requiring all compensation to be deductible. Our compensation committee will continue to assess the impact of Section 162(m) and relevant tax implications in the PRC on our compensation practices and determine what further action, if any, is appropriate.

DIRECTOR COMPENSATION

The following table discloses the compensation of the directors of the Company for the fiscal year ended June 30, 2011:

Name	Fees earned or paid in cash ($)		Stock awards ($)*	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Cai Yongjun	$7,333	**	-	-	-	-	-	$7,333	**
Xue Yongping	$5,945	**	-	-	-	-	-	$5,945	**
Douglas Cole	$10,000		$4,590	-	-	-	-	$14,590
Gerald DeCiccio	$20,000		$9,180	-	-	-	-	$29,180
Xiaoping Xue	-		-	-	-	-	-	-

*Stock awards represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718
**Represents compensation paid in connection with executive services, as previously disclosed in the Summary Compensation Table in Item 11 herein.

Narrative Disclosure to the Director Compensation Table

The Company’s directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.  We have entered into consulting agreements with two independent directors, Gerald DeCicco and Doug Cole, to compensate them as detailed below under “Employment Agreements.”

Certain Relationships and Related Transactions

The Company will present all possible transactions between the Company and the Company’s officers, directors or 5% shareholders, and the Company’s affiliates to the Board of Directors for their consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties. Except as disclosed herein, there are no other transactions required to be disclosed for related persons as defend in Item 404 (a).

Employment Agreements

On February 16, 2010, the Company entered into consulting agreements with two of its independent directors, Gerald DeCiccio and Doug Cole.  Pursuant to Mr. DeCiccio’s agreement, Mr. DeCiccio will receive $20,000 and 12,000 shares of the Company’s common stock annually.  The Company shall issue him 6,000 shares of common stock on June 1, 2010 and December 1, 2010.  The term of Mr. DeCiccio’s agreement is until February 28, 2011.  Pursuant to Mr. Cole’s agreement, Mr. Cole will receive $10,000 and 6,000 shares of common stock annually.  The Company shall issue him 3,000 shares of common stock on June 1, 2010 and December 1, 2010.  The term of Mr. Cole’s agreement is until March 15, 2011.  The Company does not have a current written agreement with these two independent directors, but continues to compensate them under the same terms as their previous agreement.

On June 18, 2010, the Company entered into a consulting agreement with its new Chief Financial Officer, Michael Toups.  The agreement is for a twelve month term.  Under the terms of the agreement, the Chief Financial Officer is to be compensated $10,000 per month.  He is also to receive a share award of 60,000 shares of common stock under the following terms, 15,000 shares of the Company’s common stock shall vest and be issued on the last day of each calendar quarter for services rendered during that quarter, beginning September 30, 2010.  The Company renewed this agreement for an additional twelve months on August 8, 2011 under the same terms as the previous agreement.

Equity Compensation Plan Information

As of June 30, 2011, the Company has not adopted an equity compensation plan.

Outstanding Equity Awards at Fiscal Year-End

None.

Pension and Retirement Plans

Currently, except for contributions to the PRC government-mandated social security retirement endowment fund for those employees who have not waived their coverage, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in our control.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after September 13, 2011 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding the Company’s common stock beneficially owned on September 13, 2011, for (i) each shareholder known to be the beneficial owner of 5% or more of the Company’s outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group, after the closing of the Share Exchange Agreement.

Name and Address of Beneficial Owner (2)	Number of Shares Beneficially Owned	Percentage of Class (1)
Cai Yongjun (3)	33,500,000	33.2%
Xue Yongping (4)	33,500,000	33.2%
Michael Toups (5)	75,000	0.7%
Gerald DeCiccio (6)	18,000	*
Douglas Cole (7)	9,000	*
Xue Xiaoping (8)	-	-
All Directors and Officers (6 Persons)	67,102,000	66.6%

(1)	Based upon 100,751,966 shares of stock issued and outstanding as of September 13, 2011
(2)	Unless otherwise stated, the address for all the officers and directors is No.30 Guanghua Street, Xiaojingyu Xiang, Wanbailin District Taiyuan City, Shanxi Province, PRC, PC 030024.
(3)	Cai Yongjun is the Chief Executive Officer and Chairman of the Board of Directors of Longwei Petroleum Investment Holding Limited.
(4)	Xue Yongping is Secretary and Director of Longwei Petroleum Investment Holding Limited.
(5)
Michael Toups is the Chief Financial Officer of Longwei Petroleum Investment Holding Limited.  Mr. Toups is entered into an agreement on June 18, 2010 with the Company, which among other compensation grants him 60,000 shares to be vested annually.  The Company renewed Mr. Toups’ agreement for an additional twelve months on August 8, 2011 under the same terms as his previous agreement.

(6)
Gerald DeCiccio is a director of Longwei Petroleum Investment Holding Limited.  Mr. DeCiccio entered into an agreement on February 16, 2010 with the company, which among other compensation grants him 12,000 shares to be vested annually.  The Company does not have a current written agreement with Mr. DeCiccio, but continues to compensate him under the same terms as his previous agreement.

(7)
Mr. Cole is a director of Longwei Petroleum Investment Holding Limited.  Mr. Cole entered into an agreement on February 16, 2010 with the company, which among other compensation grants him 6,000 shares to be vested annually.   The Company does not have a current written agreement with Mr. Cole, but continues to compensate him under the same terms as his previous agreement.

(8)	Ms. Xue is a director of Longwei Petroleum Investment Holding Limited.

* Less than 0.1% - Percentage of Class

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as may be disclosed herein, there are no other related transactions to disclose.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s consolidated financial statements for the year ended June 30, 2011, the Company was billed $172,512 for professional services rendered for the audit of the Company’s consolidated financial statements, review of the Company’s quarterly financial statements and corporate tax return.

Audit-Related Fees

The Company paid $167,512 to its auditor, Child, Van Wagoner & Bradshaw PLLC, for the year ended June 30, 2011.

Tax Fees

The Company paid $5,000 to its auditor, Child, Van Wagoner & Bradshaw PLLC, for tax services for the year ended June 30, 2011.

All Other Fees

The Company did not incur any other fees related to services rendered by its principal accountant for the year ended June 30, 2011.

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

3.5	Amended and Restated Bylaws (incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2011)

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

10.15
Consulting Agreement by and between Longwei Petroleum Investment Holding Limited and Michael Toups (herein incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on August 22, 2011).

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

Principal Executive Officers of Longwei Petroleum Investment Holding Limited

Date: September 13, 2011	By:	/s/ Cai Yongjun
Cai Yongjun,
Chief Executive Office (Principal Executive Officer)

	By:	/s/ Michael Toups
Michael Toups
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Cai Yongjun	Chief Executive Officer, Director	September 13, 2011
Cai Yongjun	(Principal Executive Officer)

By: /s/ Michael Toups	Chief Financial Officer	September 13, 2011
Michael Toups	(Principal Financial and Accounting Officer)

By: /s/ Yongping Xue	Director	September 13, 2011
Yongping Xue	Secretary and Treasurer

By: /s/ Gerald DeCiccio	Director	September 13, 2011
Gerald DeCiccio

By: /s/ Douglas Cole	Director	September 13, 2011
Douglas Cole

By: /s/ Xue Xiaoping	Director	September 13, 2011
Xue Xiaoping