Form 10-Q
period 2011-09-30
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2011-11-09
CIK 1111817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☒ No ☐

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of November 9, 2011, the registrant had 100,766,966 shares of its common stock issued and outstanding.

 TABLE OF CONTENTS

		PAGE
	PART I
ITEM 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheet as of September 30, 2011 (Unaudited) and June 30, 2011	3
	Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three Months Ended September 30, 2011 and September 30, 2010	4
	Unaudited Condensed Consolidated Statement of Cash Flows for the Three Months Ended September 30, 2011 and September 30, 2010	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	19
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26
ITEM 4.	Controls and Procedures	27

	PART II
ITEM 1.	Legal Proceedings	28
ITEM 1A.	Risk Factors	28
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
ITEM 3.	Defaults Upon Senior Securities	28
ITEM 4.	Removed and Reserved	28
ITEM 5.	Other Information	28
ITEM 6	Exhibits	28

	SIGNATURES	29

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Longwei Petroleum Investment Holding Limited and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2011	June 30, 2011
Assets	(In Thousands)
Current Assets:
	(Unaudited)
Cash	$2,912	$9,422
Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 in 2011 and $0 in 2011	24,340	23,883
Inventories	65,975	51,489
Advances to Suppliers	64,522	57,756

Total Current Assets	157,749	142,550

Deposit	86,002	85,093
Property Plant and Equipment, Net	45,634	45,662

Total Assets	$289,385	$273,305

Liabilities and Stockholders' Equity
Current Liabilities:

Accounts Payable	$620	$589
Warrant Derivative	767	2,893
Taxes Payable	5,562	8,096

Total Current Liabilities	6,949	11,578

Total Liabilities	6,949	11,578

Stockholders' Equity:

Preferred Stock, No Par Value, 100,000,000 Shares Authorized; 914,643 and 914,643 Issued and Outstanding as of September 30, 2011 and June 30, 2011	418	418
Common Stock, No Par Value; 500,000,000 Shares Authorized; 100,766,966 and 100,751,966 Issued and Outstanding as of September 30, 2011 and June 30, 2011	31,519	31,502
Additional Paid-in Capital	7,992	7,992
Retained Earnings	214,477	196,641
Other Comprehensive Income	28,030	25,174

Total Stockholders’ Equity	282,436	261,727

Total Liabilities and Stockholders’ Equity	$289,385	$273,305

The accompanying notes to these consolidated financial statements are an integral part of these balance sheets.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income

	For the Three Months Ended September 30,
	2011	2010
	(In Thousands, Except Per Share Data)

Net Sales	$118,631	$113,348

Cost of Sales	96,614	91,250

Gross Profit	22,017	22,098

Operating Expenses	973	1,556

Operating Income	21,044	20,542

Derivative Income (Expense)	2,127	(10,406)
Interest Income	4	3
Interest Expense	-	-

Income Before Income Tax Expense	23,175	10,139

Income Tax Expense	(5,324)	(5,245)

Net Income	17,851	4,894

Foreign Currency Translation Adjustment	2,856	3,467

Comprehensive Income	$20,707	$8,361

Net Income	$17,851	$4,894
Preferred Stock Dividends Paid in Cash	(15)	(107)

Net Income Attributable to Common Stockholders	$17,836	$4,787

Earnings per Common Share:
Basic	$0.18	$0.05

Diluted (September 30, 2010 – Restated)	$0.18	$0.05

Weighted Average Common Shares Outstanding:
Basic	100,752	93,243

Diluted (September 30, 2010 Restated)	101,701	99,646

The accompanying notes to consolidated financial statements are an integral part of these statements.

  Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended September 30,
	2011	2010
	(In Thousands)
Cash Flows From Operating Activities:
Net Income	$17,851	$4,894

Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	515	468
Stock Based Compensation	17	227
Changes in Warrant Derivative Liability	(2,127)	10,406
(Increases) Decreases in Assets:
Accounts Receivable	(203)	(3,600)
Inventories	(13,935)	(4,469)
Advances to Suppliers	(6,149)	(3,143)
Increases (Decreases) in Liabilities:
Accounts Payable	25	(158)
Taxes Payable	(2,620)	(1,294)
Net Cash Provided By (Used in) Operating activities	(6,626)	3,331

Cash Flows From Investing Activities:
Purchase and Improvements to Land and Buildings	-	(1,943)
Net Cash Provided By (Used in) Investing Activities	-	(1,943)

Cash Flows From Financing Activities:
Payment of Dividends	(15)	(107)
Net Cash Provided By (Used in) Financing Activities	(15)	(107)

Effect of Exchange Rate Changes in Cash	131	491

(Decrease) Increase in Cash	(6,510)	1,772

Cash, Beginning of Period	9,422	10,125

Cash, End of Period	$2,912	$11,897

Supplemental Cash Flow Information:
Cash Paid During the Year for:
Income Taxes	$6,956	$5,946

Supplemental Schedule of Noncash Investing and Financing Activities:
Conversion of Preferred Stock into Common Stock	$-	$326

The accompanying notes to consolidated financial statements are an integral part of these statements.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Footnotes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 - NATURE OF BUSINESS

Longwei Petroleum Investment Holding Limited (the “Company”) is an energy company engaged in the wholesale distribution of finished petroleum products in the People’s Republic of China (the “PRC”).  The Company’s oil and gas operations consist of transporting, storage and selling finished petroleum products, entirely in the PRC.  The Company purchases diesel, gasoline, fuel oil and solvents (the “Products”) from various petroleum refineries in the PRC. The Company’s headquarters are located in Taiyuan City, Shanxi Province (“Taiyuan”). The Company has a total storage capacity for its Products of 120,000 metric tons located at its fuel depot storage facilities in Taiyuan and in Gujiao, Shanxi (“Gujiao”), with 50,000 metric tons and 70,000 metric tons of capacity, respectively at each location. The Gujiao facility was acquired in January of 2009 and commenced operations in November of 2009. The Company is 1 of 3 licensed intermediaries in Taiyuan and the sole licensed intermediary in Gujiao that operates its own large scale storage tanks. The Company has the necessary licenses to operate and sell Products not only in Shanxi but throughout the entire PRC. The Company seeks to earn profits by selling its Products at competitive prices with timely delivery to coal mining operations, power supply customers, large-scale gas stations and small, independent gas stations. The Company also earns revenue under an agency fee by acting as a purchasing agent for other intermediaries in Shanxi, and through limited sales of diesel and gasoline at two retail gas stations, each located at the Company’s facilities. The sales price and the cost basis of the Company’s products are largely dependent on regulations and retail price control measures instituted and controlled by the PRC government, as well as the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond the Company’s control.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.  All accounting references have been updated and therefore, FASB references have been replaced with ASC references.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the SEC.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements at June 30, 2011 as filed in the Company Form 10-K filed with the SEC on September 13, 2011.

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

Total comprehensive income is defined as all changes in stockholders’ equity during a period, other than those resulting from investments by and distributions to stockholders (i.e. issuance of equity securities and dividends).  Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation. The gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income. The total comprehensive income represents the activity for a period net of related tax and was a gain of $2,855,524 and a gain of $3,467,289 for the three month periods ended September 30, 2011 and 2010, respectively.

Accumulated other comprehensive income related to the foreign currency translation in the consolidated statement of shareholders’ equity amounted to $28,029,586 and $25,174,062 as of September 30, 2011 and June 30, 2011, respectively.  The balance sheet amounts with the exception of equity at September 30, 2011 and June 30, 2011 were translated at RMB 6.3952 to $1.00 USD and RMB 6.4635 to $1.00 USD, respectively.  The average translation rates applied to income and cash flow statement amounts for the three month periods ended September 30, 2011 and 2010 were at RMB 6.4132 to $1.00 USD and RMB 6.7803 to $1.00 USD, respectively.

Concentration of Risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions or state owned banks within the PRC, which do not provide for insurance against lost funds.  The Company also maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US.  Balances at financial institutions or state owned banks within the PRC are not insured and amounted to $1,674,522 and $7,940,056 at September 30, 2011 and June 30, 2011, respectively.  As of September 30, 2011 and June 30, 2011, the Company had $1,025,783 and $1,356,410, respectively, in deposits in excess of federally insured limits in its US bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a nonrecurring basis are those that are adjusted to fair value when a significant event occurs.  The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.  The Company had a warrant derivative liability carried at fair value on a recurring basis at September 30, 2011.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as reported during the three months ended September 30, 2011, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2011

Warrant Derivative Liability	$-	$766,817	$-	$766,817

Total	$-	$766,817	$-	$766,817

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

The Company did not identify any other nonrecurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

Reclassification

Certain reclassifications have been made to the consolidated financial statements as of June 30, 2011 and for the three months ended September 30, 2010 in order to conform to the condensed consolidated financial statement presentation as of September 30, 2011. These reclassifications had no effect on net income or cash flows as previously reported.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Commitments

The Company has no rent expense or lease commitments for the three month periods ended September 30, 2011 and 2010.

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices.  No material annual loss is expected from these commitments.

The Company has advances to several refineries for inventory in the amount of $64,522,172, which will be offset against future purchases from the suppliers.

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, environmental matters and tax matters.  An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  As of September 30, 2011 the Company has not recognized an accrual for any loss contingency.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if an allowance for doubtful accounts is necessary and adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Through the date of these financial statements, the Company has never experienced a significant bad debt.  As a result, no allowance for doubtful accounts has been recorded. Trade accounts receivable as of September 30, 2011 and June 30, 2011 consisted of the following:

	September 30, 2011 (in thousands)	June 30, 2011 (in thousands)

Trade Accounts Receivable	$24,340	$23,883
Less: Allowance for Doubtful Accounts	-	-
Totals	$24,340	$23,883

NOTE 5 – INVENTORIES

As of September 30, 2011 and June 30, 2011, inventory consisted of significant quantities of diesel and gasoline, among others, as outlined herein:

	September 30, 2011 (in thousands)	June 30, 2011 (in thousands)

Diesel	$32,751	$26,748
Gasoline	31,342	23,907
Fuel Oil	1,328	548
Solvents	554	286
Total	$65,975	$51,489

NOTE 6 – ADVANCES TO SUPPLIERS

As of September 30, 2011 and June 30, 2011, advances to suppliers consisted of significant deposits on account with the Company’s suppliers, which are petroleum refineries.  The deposits are held by the Company’s suppliers to ensure that the delivery of inventory to the Company is made in a timely manner.  The Company attempts to maintain a significant balance on account with suppliers with the expectation of receiving preferential pricing and delivery of product from suppliers.

	September 30, 2011 (in thousands)	June 30, 2011 (in thousands)

Advances to Suppliers	$64,522	$57,756
Total	$64,522	$57,756

NOTE 7 – DEPOSIT

Longwei entered into a letter of intent with Shangxi Jiangtong Chemicals Co., Ltd. (“Jiangtong”) to acquire the assets of Jiangtong’s wholly-owned subsidiary Huajie Petroleum Co., Ltd. (“Huajie”).  The Company intends to acquire the assets of a fuel storage depot in northern Shanxi Province (located in Xingyuan, Shanxi) including fuel tanks with a 100,000 metric ton storage capacity. The Company has paid a deposit of 550 million RMB (approximately USD $86.0 million) toward the full purchase price of 700 million RMB (approximately USD $109.5 million).  The assets are non-operational with no revenue-producing history and include land use rights for 98 acres of land, 100,000 tonnage fuel tanks with accessory facilities and equipment, a special transportation railway line, and a 3,000-square-meter office building.  The acqusition is subject to final due diligence and board approval.  The Company intends to use its cash on hand, bank and other financing, and working capital assets to finance the acquisition.

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

Because the definition of a business in Rule 11-01(d), differs somewhat from that of ASC 805, the Company has undertaken a separate analysis under Rule 11-01(d) when evaluating the reporting requirements of SEC Regulation S-X, as well as the definition of a Business in ASC 805.  Rule 11-01(d) of Regulation S-X defines a business for determining when separate financial statements are required to be filed with the SEC.  The principle in the rule is whether there is sufficient continuity in the revenue generating activity so that pre-acquisition financial statements would be meaningful to investors.  The assets to be acquired do not meet the definition of a business under rule 11-01(d).  FASB ASC Topic 805 defines a business as capable of being conducted and managed as an integrated set of activities utilizing its assets and requires two essential elements - inputs and processes applied to those inputs, which together are or will be used to create outputs. The assets to be acquired have no inputs, no operating history, no employees or other attributes described above, as well as no liabilities or encumbrances and do not meet the definition of a business under ASC 805.  Therefore, based on the Company’s evaluations performed for the purposes of determining the accounting treatment of the assets to be acquired, the assets do not constitute a business as defined above and should be properly accounted for as an asset aurchase.

 NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2011 (in thousands)	June 30, 2011 (in thousands)

Buildings	$5,310	$5,617
Machinery and Storage Equipment	34,414	32,816
Railway	14,120	14,698
Motor Vehicles	290	287
Total Property, Plant and Equipment	54,134	53,418
Less: Accumulated Depreciation	(8,500)	(7,756)
Property, Plant and Equipment, net	45,634	45,662

Depreciation expense for the three months ended September 30, 2011 and 2010 was $514,876 and $467,698, respectively.

NOTE 9 – TAXES

Taxes payable consisted of the following:

	September 30, 2011 (in thousands)	June 30, 2011 (in thousands)

Income Tax Payable	$4,950	$6,516
Value Added Tax Payable	544	1,404
Business Taxes and Other Payables	68	176
Total	$5,562	$8,096

Income Taxes

On March 16, 2007, the PRC National People’s Congress passed the PRC Enterprise Income Tax Law (“New EIT Law”) which became effective on January 1, 2008.  Pursuant to the New EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied consistently to both domestic-invested enterprises and foreign-invested enterprises.

Taiyuan Yahua Energy Conversion Ltd. and Shanxi Zhonghe Energy Conversion Ltd. are taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%. Neither company had income taxes due during the three month periods ended September 30, 2011 and 2010.  Since these two entities have minimal business operations, the two entities are unlikely to have profits in future periods. As a result, all deferred tax assets and liabilities are deminimus, and management would have a 100% valuation allowance for all deferred tax assets.

The operating subsidiaries of Taiyuan Longwei Economy & Trading Ltd. and its subsidiary Shanxi Heitan Zhingyou Petrochemical Co. Ltd. (Gujiao operations) are taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%.  These entities had taxes due during the three months ended September 30, 2011 and 2010 of $5,323,688 and $5,244,807, respectively.

Longwei Petroleum Investment Holding Limited (BVI) is exempt from income tax on all sources of income pursuant to the tax law in the British Virgin Islands. However, pursuant and subsequent to the reverse merger, the parent company in U.S. may pay tax in future years.

United States of America

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate.  As the Company has no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of September 30, 2011 and 2010.

Colorado

The Company is incorporated in the State of Colorado but does not conduct business in Colorado. As the Company has no income generated in the State of Colorado, there was no corporate tax expense or tax liability due to the State of Colorado as of September 30, 2011 and 2010.

British Virgin Islands

The Company’s subsidiary, Longwei Petroleum Investment Holding Limited (BVI), is incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.  As the Company has no income generated in the British Virgin Islands, there was no corporate tax expense or tax liability due to the British Virgin Islands as of September 30, 2011 and 2010.

People’s Republic of China

Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income is 25% for the Company’s PRC subsidiaries.  There is no tax provision in the US for the three month periods ended September 30, 2011 or 2010, respectively.

	For the Three Months Ended
	September 30, 2011 (in thousands)	September 30, 2010 (in thousands)

Taxable Income (loss) before income tax
United States	$(246)	$(440)
PRC	21,295	20,979
Total	$21,049	$20,539

Provision for Income Taxes
Current income tax	$5,324	$5,245
Deferred income tax	-	-
Total	$5,324	$5,245

Effective tax rate – worldwide (PRC rate)	25%	25%

Reconciliation of Effective Income Tax Rate
Statutory U.S. tax rate	34%	34%
Tax rate difference	-9%	-9%
PRC Income Tax Rate	25%	25%
Effective worldwide tax rate	25%	25%

The Company did not have any significant temporary differences relating to deferred tax liabilities as of September 30, 2011 or June 30, 2011.  (All of the NOL has 100% allowance.)  A valuation allowance for the deferred tax assets is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated.  The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside of the U.S.  As of September 30, 2011 and 2010, the above accumulated adjusted earnings of non-U.S. subsidiaries was indefinitely invested.  At the existing U.S. federal income tax rate, additional U.S. income taxes would have to be provided if such earnings were remitted currently.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and liabilities.  The components of the deferred tax assets and liabilities are individually classified as current or non-current based on their characteristics. Deferred tax assets and liabilities are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  A provision has not been made at September 30, 2011 or June 30, 2011 for U.S. or additional foreign withholding taxes of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.  Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the government.  However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current government officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2011 and June 30, 2011 is not material to its results of operations, financial condition or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2011 and June 30, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on the current PRC tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows as of September 30, 2011 and 2010.

Effective January 1, 2007, the Company adopted ASC 740-10, Accounting for Uncertainty in Income Taxes (formerly “FIN 48”, an interpretation of FASB statement No. 109), Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2011 and June 30, 2011, the Company does not have a liability for unrecognized tax benefits.

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

NOTE 10 – PREFERRED STOCK - OCTOBER 2009 FINANCING

On October 29, 2009 (the “Closing Date”), the Company entered into a securities purchase agreement (the “Purchase Agreement”), with several investors, including institutional, accredited and non-US persons and entities (the “Investors”), pursuant to which the Company issued and sold units, comprised of its newly designated Series A Convertible Preferred Stock (the “Series A Preferred Stock”), and warrants (the “Warrants”), for a purchase price of US $1.10 per unit (the “October 2009 financing”).  The Company sold 13,499,274 units in the aggregate, which included (i) 13,499,274 shares of Series A Preferred Stock and (ii) Warrants to purchase an additional 13,499,274 shares of common stock at an exercise price of US $2.255 per share (the “Exercise Price”) with a three-year term.  Gross proceeds totaled $14,849,201, or net proceeds of $12,381,281 net of issuance costs of $2,467,920.  The Company’s placement agent also received Warrants to purchase 1,349,927 shares of the Company’s common stock as part of their compensation under the same terms as the Investors.

The Exercise Price is subject to adjustments in certain circumstances for stock splits, combinations, dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets, issuance of additional shares of common stock or equivalents.  The Warrants may not be exercised if it would result in the holder beneficially owning more than 4.9% of the Company’s outstanding common shares.

Accounting for the Warrants

The Company analyzed the Warrants in accordance with ASC Topic 815 to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and, if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The Company adopted the provisions of ASC Topic 815 subtopic 40 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC Topic 815 subtopic 40”) on July 1, 2009, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting ASC Topic 815 subtopic 40, the Company concluded that the Warrants issued in the October 2009 Financing should be treated as a derivative liability because the Warrants are entitled to a price adjustment provision to allow the Conversion Price to be reduced in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable Exercise Price or without consideration, which is typically referred to as a “down-round protection” or “anti-dilution” provision.  According to ASC Topic 815 subtopic 40, the “down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants to fail to be qualified as indexed to the Company’s own stock and then to fail to meet the scope exceptions of ASC Topic 815. Therefore, the Company accounted for the Warrants as derivative liabilities under ASC Topic 815 (codification of EITF 00-19).  Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings under the other income/expense in the consolidated statement of operations at each reporting period.  During the three month periods ended September 30, 2011 and 2010, the Company recorded a gain on warrant re-valuation of $2,126,653 and a loss on warrant re-valuation of $10,406,396, respectively.

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

October 2009 Financing Warrants - Valuation Inputs
Attribute	September 30, 2011	June 30, 2011	October 29, 2009
Stock Price	$0.90	$1.48	$2.05
Risk Free Interest Rate	0.42%	0.81%	1.50%
Volatility	74.2%	64.0%	63.9%
Exercise Price	$2.255	$2.255	$2.255
Dividend Yield	0%	0%	0%
Contractual Life (Years)	1.09	1.35	3.00
Fair Market Value	$766,817	$2,893,470	$7,327,517

In accordance with ASC Topic 470-20, “Debt with Conversion and Other Options,” the gross proceeds of $14,849,201 from the October 2009 Financing were first allocated to the warrant derivative based on its fair value of $7,327,517 with the residual value of $7,521,684 allocated to the Series A Preferred Stock as of October 29, 2009. The remeasured fair value of the Warrants as of June 30, 2011 was $766,817.

Key Terms of October 2009 Financing

Additional key terms of the Series A Preferred Stock sold by the Company in the October 2009 Financing are described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 2, 2009 and provide the relevant contractual terms and actual copies of the documents associated with the October 2009 Financing.

Stock Warrant Activity

The following is a summary of the Company’s stock warrant activity through September 30, 2011, only one class of warrants outstanding – related to the October 2009 Financing stock warrants, adjusted for any changes in the exercise price of the stock warrants:

	Stock Warrants	Weighted Average Exercise Price
Outstanding – June 30, 2010	14,849,201	$2.255
Exercisable – June 30, 2010	14,849,201	$2.255
Granted	-	$-
Exercised	(3,306,949)	$2.255
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2011	11,542,252	$2.255
Exercisable – June 30, 2011	11,542,252	$2.255
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2011	11,542,252	$2.255
Exercisable – September 30, 2011	11,542,252	$2.255

The following is a summary of the Company’s stock warrants outstanding as of September 30, 2011, only one class of warrants outstanding – related to the October 2009 Financing stock warrants, adjusted for any changes in the exercise price of the stock warrants:

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.255	11,542,252	1.09 years	$2.255	11,542,252	$2.255

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 600,000,000 shares, in aggregate, consisting of 500,000,000 shares of common stock, no par value, and 100,000,000 shares of preferred stock, no par value. The Company's current Certificate of Incorporation authorizes the Board of Directors (the “Board”) to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of September 30, 2011, the Company had 914,643 shares of Series A Preferred Stock and 100,766,966 shares of common stock issued and outstanding.  As of June 30, 2011, the Company had 914,643 shares of Series A Preferred Stock and 100,751,966 shares of common stock issued and outstanding.

Recent Sale of Securities

On September 30, 2011, the Company issued its Chief Financial Officer 15,000 shares of common stock pursuant to his consulting agreement dated August 8, 2011.

Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

NOTE 12 – EARNINGS PER SHARE

FASB ASC Topic 260, earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

The Company only has common stock and the following convertible instruments outstanding at September 30, 2011:

1.        914,643 Preferred Shares – convertible on a 1:1 basis for common shares
2.        11,542,252 October 2009 Financing Warrants – exercisable at $2.255 per share
3.        45,000 Common Shares – issuable to an officer under his agreement

Total number of potential additional dilutive common shares outstanding as of September 30, 2011 was 12,501,895 from outstanding convertible instruments.

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

The following table sets forth the computation of basic and dilutive net income per share:

	For the Three Months Ended
	September 30, 2011	September 30, 2010
Net income attributable to common stockholders	$17,851,218	$4,786,470

Basic weighted average outstanding shares of common stock	100,752,129	93,243,172
Weighted number of dilutive shares	949,045	6,402,586
Diluted weighted average common stock and common stock equivalents (September 30, 2010 – Restated)	101,701,174	99,645,758

Earnings per share:
Basic	$0.18	$0.05
Dilutive (September 30, 2010 – Restated)	$0.18	$0.05

The diluted earnings per share for the three month period ended September 30, 2010, as previously reported, were $0.04 per share.  The diluted earnings per share for this period were recalculated to properly apply the treasury stock method at September 30, 2010.  The diluted earnings per share for September 30, 2010 has been restated to reflect the diluted weighted average shares outstanding of 99,645,758 common shares compared to 114,494,959 common shares.

NOTE 13 - SEGMENT INFORMATION

The Company operates under the following business segments:

1.	Product Sales - The Company purchases and sells diesel, gasoline, fuel oil and solvents in the PRC.
2.	Agency Fees - The Company acts as an agent in the purchase and sale of the Products by other intermediaries in the PRC.

	Three Month Period Ended September 30, 2011 (In Thousands)
	Product Sales	Agency Fees	Consolidated Total
Net Sales	$113,092	$5,539	$118,631
Cost of Sales	96,614	-	96,614
Operating Income	15,505	5,539	21,044
Segment Assets	289,385	-	289,385
Segment Liabilities	6,949	-	6,949
Segment Purchases	-	-	-

	Three Month Period Ended September 30, 2010 (In Thousands)
	Product Sales	Agency Fees	Consolidated Total
Net Sales	$107,486	$5,862	$113,348
Cost of Sales	91,250	-	91,250
Operating Income	14,680	5,862	20,542
Segment Assets	205,113	-	205,113
Segment Liabilities	18,853	-	18,853
Segment Purchases	1,943	-	1,943

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

Agency Fees

Agency fee revenues consist of fees, similar to a sales commission, charged to intermediaries who lack the required licenses to purchase directly from refineries, as well as the volume purchasing capability of the Company. Agency fee revenues are recognized when there is evidence of an arrangement that specifies pricing and irrevocable receipt of product and collection has occurred. Cost of agency fee service revenues consists of selling commission, transportation or other costs, if any, associated with the agency fee arrangement.  For the three month periods ended September 30, 2011 and 2010, respectively, the Company stopped transporting or handling the products associated with the agency fees and only acted in a broker capacity allowing other intermediaries to use its licenses to take possession of the products.  The Company considers any costs associated with Agency fee revenues immaterial and has not allocated any costs to Agency fees for the three month periods ended September 30, 2011 and 2010, respectively.

 NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated for subsequent events up to the date the condensed consolidated financial statements were issued, and has concluded no events need to be reported during this period.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS.

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to generate new business based on our sales and marketing efforts, referrals and existing relationships, our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section included in our Form 10-K for the year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 13, 2011. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed in any forward-looking statements. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Highlights and Executive Summary

Longwei Petroleum Investment Holding Limited (the “Company”) is an energy company engaged in the wholesale distribution of finished petroleum products in the PRC.  Our oil and gas operations consist of transporting, storage and selling finished petroleum products, entirely in the PRC.  We purchase diesel, gasoline, fuel oil and solvents from various petroleum refineries in the PRC. Our headquarters are located in Taiyuan, Shanxi Province. We have a total storage capacity for our products of 120,000 metric tons located at our fuel depot storage facilities in Taiyuan and in Gujiao, Shanxi, with 50,000 metric tons and 70,000 metric tons capacity, respectively at each location. The Gujiao facility was acquired in January of 2009 and commenced operations in November of 2010.  We are 1 of 3 licensed intermediaries in Taiyuan and the sole licensed intermediary in Gujiao that operates its own large scale storage tanks. We have the necessary licenses to operate and sell products not only in Shanxi but throughout the entire PRC.  Our storage tanks have the largest storage capacity of any private enterprise in Shanxi.  We seek to earn profits by selling our products at competitive prices with timely delivery to coal mining operations, power supply customers, large-scale gas stations and small, independent gas stations. We also earn revenue under an agency fee by acting as a purchasing agent for other intermediaries in Shanxi, and through limited sales of diesel and gasoline at two retail gas stations, each located at our facilities. The sales price and the cost basis of our products is largely dependent on regulations and price control measures instituted and controlled by the PRC government as well as the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond our control.

We were incorporated under the laws of the State of Colorado on March 17, 2000 as Tabatha II, Inc.  On October 12, 2007, we changed our name to Longwei Petroleum Investment Holding Limited.

RESULTS OF OPERATIONS

(All numbers referenced are "in thousands,” except price per metric ton “mt” and earnings per share)

For the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenues

For the three months ended September 30, 2011, we reported revenues of $118,631, an increase of $5,283 or 4.7% from revenues of $113,348 reported for the three months ended September 30, 2010.  Our Taiyuan and Gujiao fuel storage depots generated revenues of $58,249 and $54,843, respectively, and we earned an additional $5,539 in agency fees during the three months ended September 30, 2011.  During this period our product mix was approximately split evenly between diesel and gasoline sales.  The sales increase was due to the increase in product sales price.  The weighted average sales price per metric ton (“mt”) of petroleum products sold increased approximately 33.4% to $1,205mt from $903mt during the three months ended September 30, 2011 and 2010, respectively.

	For the Three Months Ended
	September 30,	September 30,
(in thousands, except metric tons)	2011	2010	% Change
Product Sales:
Taiyuan Facility	$58,249	$66,021	(11.8	% )
Gujiao Facility	54,843	41,465	32.3%
Total Product Sales	113,092	107,486	5.2%

Agency Fees	5,539	5,862	(5.5	% )

Total Revenues	$118,631	$113,348	4.7%

Sales Volume: (mt)
Taiyuan Facility	50,018	73,388	(31.8	% )
Gujiao Facility	43,844	45,686	(4.0	% )
Total Sales Volume	93,862	119,074	(21.2	% )

Weighted average selling price per mt	$1,205/mt	$903/mt	33.4%

The increase in the price per mt of petroleum products was due to the increase in international crude oil prices, which rose steadily during the first half of calendar 2011.  During the time between the two periods ended September 30, 2011 and 2010, the PRC increased retail petroleum prices four times, but did not decrease retail prices when international crude oil prices dropped during the summer months of 2011.  We continue to allocate product sales between our two facilities to better serve our customer base.   The two facilities are approximately 50 kilometers apart and their service markets overlap.  Total sales volume for the three month period ended September 30, 2011 dropped 21.2% to 93,862mt from 119,074mt for the three month period ended September 30, 2010.  The drop in volume was primarily due to rising fuel prices and the PRC’s attempts to slow down economic growth.  During this timeframe we also declined certain sales opportunities to maintain our margins, as well as carefully managed our cash flow due to the large deposit paid for the Haujie Petroleum assets.  The deposit of $86,002 has been paid in cash generated through operations.

Costs of Sales

Costs of sales increased by $5,364 or 5.9% to $96,614 for the three months ended September 30, 2011 compared to $91,250 for the three months ended September 30, 2010.  As a percentage of total revenues our total cost of sales between the periods increased 0.9% to 81.4% from 80.5%.  The slight increase in cost of sales was primarily due to a drop in agency fee revenues of 5.5% to $5,539 during the quarter ended September 30, 2011 compared to $5,862 during the quarter ended September 30, 2011.  When the Company earns higher agency fees, the net effect lowers the percentage of total cost of sales because there are no costs associated with the agency fees.

The Company experienced some positive gain from the impact of fluctuating prices in the international price of crude oil during 2011 by carefully managing inventory levels.  We pay market prices from our refinery suppliers and carefully manage our inventory levels to adjust to pricing fluctuations. The three-month weighted average cost basis per metric ton of petroleum product we sold increased by $254mt or 33.0% to $1,023mt from $769mt during the three months ended September 30, 2011 and 2010, respectively.  During the quarter ended September 30, 2011, the Company was able to improve its product sales gross profit by 0.3% to 15.1% from 14.8% during the quarter ended September 30, 2010 through good inventory management.

The cost basis of finished petroleum products fluctuates during the year due to the pricing mechanism in place in the PRC.  The price of finished petroleum products is established by a PRC regulatory body, National Regulatory Development Commission (“NDRC”), under a formula based on the movement of international prices over a look-back period of 22 working days and generally resets when the price increases or decreases by 4%.  The NDRC adjusts domestic finished oil prices by modifying the retail price of gasoline and diesel in all provinces, which has an upstream pricing effect over the wholesale price of finished oil products.  We attempt to manage our costs by utilizing our storage capacity to adjust inventory levels based on the anticipated movement of industry pricing to take advantage of pricing and supply and demand fluctuations within the marketplace.  The Company’s average age of inventory for the three months ended September 30, 2011 increased to approximately 55 days as the Company held more inventory to take advantage of the declining international crude oil prices based on fear of a downturn in the world economic environment.  This compares to the Company’s average age of inventory for the three months ended September 30, 2010 of approximately 36 days during a time of relatively stable prices for international crude oil.  The Company is continually working to optimize its inventory turnover, which expands sales capacity based on increased inventory movement.  In times of anticipated rising prices the Company tries to lock-in pricing and increase inventory on-hand prior to the PRC pricing mechanism adjusting the set retail price upwards.  Our supplier advance balance with refineries allows us to lock-in supply so that we can react quickly to purchases based on the timing of the PRC pricing levels adjustments.

	For the Three Months Ended
	September 30,	September 30,
	2011	2010	% Change
Product Sales Revenue and Cost per metric ton (“mt”)
Weighted average selling price/mt	$1,205/mt	$903/mt	33.4%
Weighted average cost/mt	1,023/mt	769/mt	33.0%
Gross profit/mt	$182/mt	$134/mt	35.8%

Gross profit margin	15.1%	14.8%	0.3%

Operating Expenses

Operating expenses for the three months ended September 30, 2011 decreased $583 or 37.5% to $973 as compared to $1,556 for the three months ended September 30, 2010, due primarily to lower professional fees paid during the period.  As a percentage of revenues, operating expenses declined to 0.8% for the three months ended September 30, 2011 from 1.4% for the three months ended September 30, 2010.  Operating expenses during 2011 consisted of non-cash expenses of $515 in depreciation and $17 in stock based compensation.  The Company paid $441 in cash payments for salaries, consulting and professional fees, insurance and travel primarily related to fees and expenses related to the operations of the public company.  Operating expenses during 2010 consisted of non-cash expenses of $468 in depreciation and $227 in stock based compensation.  The Company paid $861 in cash payments for salaries, consulting and professional fees, insurance and travel primarily related to fees and expenses related to the operations of the public company.

Operating Income

Operating income for the three months ended September 30, 2011 increased $502 or 2.4% to $21,044 from $20,542 for the three months ended September 30, 2010, primarily due to the price increases in the petroleum market, as well as good inventory and cost management.

Income Before Taxes

Income before taxes for the three months ended September 30, 2011 increased $13,036 or 128.6% to $23,175 as compared to $10,139 for the three months ended September 30, 2010 primarily due to the increase in revenues and in other income/expenses associated with the accounting for the non-cash warrant derivative liability charge.

Other income for the three months ended September 30, 2011 was related to the income benefit for the change in the warrant derivative liability of $2,127.  Other expenses for the three months ended September 30, 2010 were related to the expense charge on the change in the warrant derivative liability of ($10,406).  In accordance with GAAP, we recorded non-cash income or expense for the change in the fair value of the warrant derivative, which increased $12,533 or 120.4% between the three months ended September 30, 2011 and 2010, respectively.  If the non-cash adjustment had not been necessary to record, the Company’s income before taxes would have increased $503 or 2.4% to $21,048 from $20,545 for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

The financial instrument classified as derivatives consisted of Warrants to purchase shares of our common stock issued in connection with our October 2009 Financing.  The Warrants have a three year term that expire October 29, 2012 and have an exercise price per share of $2.255.  The increase in the warrant derivative liability income was attributable to the decrease in the calculation variables that factor in stock price, risk-free rate, volatility and duration outstanding for the Warrants.

The interest income increased $1 for the period to $4 for the three months ended September 30, 2011 from $3 for the three months ended September 30, 2010 because of higher cash balances during the period.  The Company had no outstanding long term debt.

Net Income

Net income increased by $12,957 or 264.8% to $17,851 for the three months ended September 30, 2011 from $4,894 for the three months ended September 30, 2010, due to the reasons set forth above.

Comprehensive income for the three months ended September 30, 2011 increased $12,346 or 147.7% to $20,707 from $8,361 for the three months ended September 30, 2010, due to the increase in net income.  The foreign currency translation adjustment decreased $611 or 17.6% to $2,856 for the three months ended September 30, 2011 from $3,467 for the three months ended September 30, 2010.

Net income attributable to common shareholders increased by $13,049 or 272.6% to $17,836 for the three months ended September 30, 2011 from $4,787 for the three months ended September 30, 2010.  For the three months ended September 30, 2011 we paid $15 in cash dividends on preferred stock compared to $107 in cash dividends paid on preferred stock for the three months ended September 30, 2010.

Basic and Diluted Income Attributable to Common Shareholders per Share

The Company’s basic net income attributable to common shareholders per share increased $0.13 or 260.0% to $0.18 from $0.05 for the three months ended September 30, 2011 and 2010, respectively. In accordance with GAAP, we recorded non-cash income for the change in the fair value of the warrant derivative liability of $2,127 or $0.02 per basic share and a charge of ($10,406) or $0.11 per basic share for the three months ended September 30, 2011 and 2010, respectively.

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

Longwei Petroleum Investment Holding Limited
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
(in thousands, except per share data)

	For the Three Months Ended September 30,
	2011	2010

GAAP Net Income Attributable to Common Shareholders	$17,836	$4,787
Non-GAAP adjustments:
Add: Non-Cash Charge for the Change in Fair Value of Derivative	(2,127)	10,406
Non-GAAP Net Income Attributable to Common Shareholders (a)	$15,709	$15,193

GAAP Earnings Per Share:
Basic	$0.18	$0.05

Diluted	$0.18	$0.05

Non-GAAP Earnings Per Share:
Basic	$0.16	$0.16

Diluted	$0.15	$0.15

Weighted Average Common Shares Outstanding:
Basic	100,752	93,243

Diluted	101,701	99,646

 (a) Non-GAAP adjustment net of the non-cash expense for the change in the fair value of the warrant derivative liability is added back to the GAAP Net Income Attributable to Common Shareholders in order to calculate the Non-GAAP Net Income Attributable to Common Shareholders and Non-GAAP Earnings Per Share.  A reconciliation of these calculations is provided above.   (The warrant derivative liability non-cash charge is associated with the issuance of Warrants for the October 2009 Financing.  The Warrants have a three year term expiring on October 29, 2012 at an exercise price of $2.255 per share.)

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $2,912 at September 30, 2011.  As of September 30, 2011, our current assets increased $15,199 or 10.7% to $157,749 at September 30, 2011 from $142,550 at year end June 30, 2011, primarily due to the increase in inventory and advances to suppliers to take advantage of price fluctuations in international crude oil prices during the quarter ended September 30, 2011.  The Company also maintained a cash deposit of $86,002 for the purchase of the Huajie Petroleum assets.  Overall, we had a decrease in cash flows of $6,510 during the three month period ended September 30, 2011 resulting from $6,626 of cash used in operating activities, no cash provided or used in investing activities, cash used in financing activities of $15, the effect of the exchange rate changes in cash of $131.

Our current ratio is approximately 23:1 (current assets to current liabilities) and improves to approximately 39:1 including the deposit, but net of the fair value of the warrant derivative liability at June 30, 2011.  Total current assets including the fixed asset purchase deposit as of September 30, 2011 was $243,751.  We have no long term debt as of September 30, 2011.

Average age of accounts receivable improved to 18 days from 22 days on total sales, and improved to 73 days from 88 days on credit sales during the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010.  (Payments are due upon receipt of the products unless the customer has been pre-approved for payment terms.  Approximately 75% of the Company’s customers are cash-payment only upon delivery, and certain large customers are preapproved for payment terms of up to 90 days.  All accounts receivable are paid current.)

The average age of inventory increased to 55 days from 36 days during the three months ended September 30, 2011 compared to the three month period ended September 30, 2010 to account for additional product purchases for on-hand inventory during a period of fluctuating prices to take advantage of refinery price drops in product cost by utilizing our large storage capacity.  During this time we also increased our advances to suppliers to lock in pricing based on uncertainty associated with the international price fluctuations and the impact of declining world economic conditions on international crude oil prices. The ratio of advances to suppliers to inventory remained approximately 1:1 at September 30, 2011 and June 30, 2010, but the combined balance in both inventory on-hand and advances to suppliers increased $21,252 or 19.5% to $130,497 from $109,245 during the three month period.  We have used our working capital to increase inventory and product availability based on current changes in market price. We are balancing our working capital to take advantage of pricing opportunities, as well as balancing the funding required to complete our acqusition of the Huajie Petroleum assets.

Longwei entered into a letter of intent with Shangxi Jiangtong Chemicals Co., Ltd. (“Jiangtong”) in March 2011 to acquire the assets of Jiangtong’s wholly-owned subsidiary Huajie Petroleum Co., Ltd. (“Huajie”).  The Company intends to acquire the assets of a fuel storage depot in northern Shanxi Province (located in Xingyuan, Shanxi) including fuel tanks with a 100,000 metric ton storage capacity. The Company has paid a deposit of 550 million RMB (approximately USD $86.0 million) toward the full purchase price of 700 million RMB (approximately USD $109.5 million).  The assets are non-operational with no revenue-producing history and include land use rights for 98 acres of land, 100,000 tonnage fuel tanks with accessory facilities and equipment, a special transportation railway line, and a 3,000-square-meter office building.  The acqusition is subject to final due diligence and board approval.  The Company intends to use its cash on hand, bank and other financing, and working capital assets to finance the acquisition.  The Company engaged a third-party, independent valuation firm for the appraisal of the fair market value of the assets to be acquired.  Longwei will account for the purchase of the proposed assets as an Asset Purchase

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	(In thousands) Three Months Ended September 30,
	2011	2010

Cash at beginning of period	$9,422	$10,125
Net cash (used in) provided by operating activities	(6,626)	3,331
Net cash (used in) provided by investing activities	-	(1,943)
Net cash (used in) provided by financing activities	(15)	(107)
Effect of exchange rate changes on cash	131	491
Cash at end of period	$2,912	$11,897

 Cash Flows from Operating Activities

For the three months ended September 30, 2011, net cash used in operations was $6,626 compared to net cash provided by operations of $3,331 for the three months ended September 30, 2010.  The decrease of $9,957 or 298.9% in net cash provided by operations was primarily due to the $20,084 increase in cash used in inventory and advance to suppliers.  The ratio of advances to suppliers to inventory decreased to approximately 1:1 at September 30, 2011 from approximately 2:1 at September 30, 2010.  The combined balance in both inventory on-hand and advances to suppliers increased $12,978 or 11.0% to $130,497 at September 30, 2011 from $117,519 at September 30, 2010.  The total cash use in financing working capital during the three months ended September 30, 2011 was $22,882.  We have used our working capital primarily to increase inventory and product availability based on current changes in market price. We are balancing our working capital to take advantage of pricing opportunities, as well as balancing the funding required to complete our acqusition of the Huajie Petroleum assets.  At closing of the Huajie Petroleum assets, we will require significant working capital for inventory to support the new facility operations.

Based on the three months ended September 30, 2011, our inventory product mix was 65mt (or 21.3M gallons) of product on-hand or 54.2% of our total storage capacity of 120,000mt valued at $65,975.  Our supplier advance balance with refineries allows us to lock-in supply and pricing so that we can react quickly for purchases based on the timing of international crude oil prices fluctuations and the PRC retail pricing level adjustments.

Cash Flows from Investing Activities

For the three months ended September 30, 2011, net cash used in investing activities was $-0- compared to net cash used in investing activities of $1,943 for the three months ended September 30, 2010.  The decrease of $1,943 or 100% in net cash used in investing activities was primarily due to no new fixed asset purchase or additional investment for the deposit of the Huajie Petroleum assets during the three months ended September 30, 2011.  The capital expenditures for the three months ended September 30, 2010 included the investment into the renovation and retrofit of the Gujiao facility, as well as improvements to our Taiyuan facility.

Cash Flows from Financing Activities

For the three months ended September 30, 2011, net cash used in financing activities was $15 for Series A Preferred Stock dividends paid compared to net cash used in financing activities of $107 for Series A Preferred Stock dividends paid for the three months ended September 30, 2010.  The decrease of $92 or 86.0% in net cash used in financing activities was due to the lower dividends paid because of the conversion of Series A Preferred Stock to common stock between the periods.

Plan of Operations

As described herein, we anticipate the completion of the approximately $109.5 million asset purchase of the assets of Haujie Petroleum by the end of the calendar year 2011 based on managing our working capital.  We expect to continue to expand our customer base utilizing our distribution platforms.  Our strategy is to leverage our customer and supplier relationships to develop additional business.  We may also look for opportunities to expand our business that we consider accretive to earnings.

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

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through September 30, 2011, the Company had not experienced impairment losses on its long-lived assets.

Inventories

Inventories consist of finished petroleum products.  Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.  When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the three months ended September 30, 2011 and 2010.

Management has discussed the development and selection of these critical accounting policies with the Board of Directors and the Board has reviewed the disclosures presented above relating to them.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. The Company’s operations are not sensitive to fluctuations in interest rates.  A 10% appreciation or depreciation in interest rates in the three months ended September 30, 2011 and 2010 would not have had a material impact on our interest income or interest expense.

Foreign Exchange Risk

While the Company’s reporting currency is the US Dollar, the Company’s consolidated revenues and consolidated costs and expenses are denominated in RMB. Approximately all of the Company’s assets are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as the Company’s revenues and results of operations may be affected by fluctuations in the exchange rate between US Dollars and RMB. If the RMB depreciates against the US Dollar, the value of the Company’s RMB revenues, earnings and assets as expressed in the Company’s US Dollar financial statements will decline. A 10% appreciation or depreciation in foreign exchange rates in the three months ended September 30, 2011 and 2010 would not have resulted in a material loss or gain.  To date, we have not entered into any foreign exchange forward contracts or similar instruments to attempt to mitigate our exposure to change in foreign currency rates.

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

The PRC pricing level adjustments control the cost basis of finished petroleum products during the year due to petroleum pricing fluctuations in the international markets.  The price of finished petroleum products is established by a PRC regulatory body under a formula based on the movement of international prices over a look-back period of 22 working days and reset when the price increases or decrease by 4%.    The Company’s average age of inventory for the three months ended September 30, 2011 was approximately 55 days, which allows us to adjust inventory levels based on the anticipated movement of industry pricing to take advantage of pricing, supply and demand fluctuations within the marketplace. When the price of petroleum is anticipated to decline we reduce our stock on-hand of inventory and then buy additional quantities from refineries based on the next anticipated price movement.  Conversely, when prices are anticipated to increase we ramp up purchases from the refineries to lock-in the lower price before the increase adjustment.  Our supplier advance balance with refineries allows us to lock-in supply so that we can react quickly to purchases based on the timing of the PRC pricing levels adjustments.  A 10% appreciation or depreciation in commodity prices in the three months ended September 30, 2011 and 2010 would not have resulted in a material loss or gain for the Company because of the pricing mechanism in place in the PRC.  To date, we have not entered into any commodity forward contracts or similar instruments to attempt to mitigate our exposure to change in commodity prices.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Cai Yongjun, and Chief Financial Officer, Michael Toups, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

At fiscal year ended June 30, 2011, we concluded that our disclosure controls were not effective based on material weakness identified in our internal control over financial reporting.  A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We found that we did not maintain effective controls over our process to ensure the timely completeness and accuracy of the preparation and review of our consolidated financial statements. This resulted in several audit adjustments to our consolidated financial statements at fiscal year end June 30, 2011, principally including the timely transfer of completed construction projects to property, plant and equipment, which has resulted in an adjustment to depreciation, as well as reclassification of inter-company payables and an increase of accrual for employees salary and related expenses.

During the three months ended September 30, 2011, we have taken measures to strengthen our financial controls, which have included additional training for our accounting staff and allocating financial and human resources to strengthen our internal control structure.  During fiscal year ended June 30, 2011, we have contracted with an outside consulting firm to assist the Company in our Sarbanes Oxley (“SOX”) compliance and internal controls.  This firm has helped guide the Company in its SOX compliance, including mapping, testing, analysis and assessment.  The Company has also hired an internal person to work directly with the external consultants regarding internal controls.  This person’s experience included four years of audit and business advisory work with a “Big 4” accounting firm and four years of experience with another large international accounting firm.  The Company has also contracted with an outside consultant to work with our accounting staff on our month-end, quarter-end and year-end closings and procedures.  This person has seven years experience in audit and financial reporting, including four years of experience with a “Big 4” accounting firm.

These remediation efforts were designed to address the material weakness identified in our internal controls for financial reporting and to improve and strengthen our overall control environment.  We believe these actions will prevent the material weakness from recurring.  Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address all deficiencies.  The design of any system of controls is based in part upon certain assumptions about likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The implementation of our remediation plan is on-going has required substantial expenditures, could take a significant period of time to complete, and could distract our officers and employees from the operation of our business.  However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, management concluded that, as of September 30, 2011, the Company's internal control over financial reporting is effective based on those criteria.

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS

There have not been any material changes from the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the SEC on September 13, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Securities

On September 30, 2011, the Company issued its Chief Financial Officer 15,000 shares of common stock pursuant to his consulting agreement dated August 8, 2011.

Such securities have not been registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. REMOVED AND RESERVED .

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Amended and Restated By-laws (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 25, 2011)

10.1	Consulting Agreement between the Company and Michael Toups dated August 8, 2011 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 22, 2011)

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet as of September 30, 2011 (Unaudited) and June 30, 2011, (ii) the Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three Months Ended September 30, 2011 and September 30, 2010, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows for the Three Months Ended September 30, 2011 and September 30, 2010, (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements tagged as blocks of texts

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Principal Executive Officers of Longwei Petroleum Investment Holding Limited
November 9, 2011	By:	/s/ Cai Yongjun
Cai Yongjun Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Toups
Michael Toups Chief Financial Officer (Principal Financial and Principal Accounting Officer)