Form 10-Q
period 2011-12-31
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2012-02-09
CIK 1111817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 9, 2012, the registrant had 100,766,966 shares of its common stock issued and outstanding.

 TABLE OF CONTENTS

		PAGE
	PART I
ITEM 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets as of December 31, 2011 (Unaudited) and June 30, 2011	3
	Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Six Months Ended December 31, 2011 and December 31, 2010	4
	Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three Months Ended December 31, 2011 and December 31, 2010	5
	Unaudited Condensed Consolidated Statement of Cash Flows for the Six Months Ended December 31, 2011 and December 31, 2010	6
	Notes to the Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	20
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	28
ITEM 4.	Controls and Procedures	29

	PART II
ITEM 1.	Legal Proceedings	30
ITEM 1A.	Risk Factors	30
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
ITEM 3.	Defaults Upon Senior Securities	31
ITEM 4.	Removed and Reserved	31
ITEM 5.	Other Information	31
ITEM 6	Exhibits	31

	SIGNATURES	32

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Longwei Petroleum Investment Holding Limited and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2011	June 30, 2011
Assets	(In Thousands)
Current Assets:
	(Unaudited)
Cash	$9,963	$9,422
Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 as of December 31, 2011 and June 30, 2011	30,847	23,883
Inventories	58,909	51,489
Advances to Suppliers	74,563	57,756

Total Current Assets	174,282	142,550

Deposit	86,498	85,093
Property Plant and Equipment, Net	47,411	45,662

Total Assets	$308,191	$273,305

Liabilities and Stockholders' Equity
Current Liabilities:

Accounts Payable	$752	$589
Warrant Derivative	1,558	2,893
Taxes Payable	6,643	8,096

Total Current Liabilities	8,953	11,578

Total Liabilities	8,953	11,578

Stockholders' Equity:

Preferred Stock, No Par Value, 100,000,000 Shares Authorized; 914,643 and 914,643 Issued and Outstanding as of December 31, 2011 and June 30, 2011	418	418
Common Stock, No Par Value; 500,000,000 Shares Authorized; 100,766,966 and 100,751,966 Issued and Outstanding as of December 31, 2011 and June 30, 2011	31,519	31,502
Additional Paid-in Capital	7,992	7,992
Retained Earnings	229,634	196,641
Other Comprehensive Income	29,675	25,174

Total Stockholders’ Equity	299,238	261,727

Total Liabilities and Stockholders’ Equity	$308,191	$273,305

The accompanying notes to these consolidated financial statements are an integral part of these financial statements.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income

	For the Six Months Ended December 31,
	2011	2010
	(In Thousands, Except Per Share Data)

Net Sales	$245,015	$233,532

Cost of Sales	200,616	187,911

Gross Profit	44,399	45,621

Operating Expenses	1,977	3,016

Operating Income	42,422	42,605

Derivative Income (Expense)	1,336	(17,169)
Interest Income	8	9
Interest Expense	-	-

Income Before Income Tax Expense	43,766	25,445

Income Tax Expense	(10,744)	(10,949)

Net Income	33,022	14,496

Foreign Currency Translation Adjustment	4,501	6,278

Comprehensive Income	$37,523	$20,774

Net Income	$33,022	$14,496
Preferred Stock Dividends Paid in Cash	(30)	(161)

Net Income Attributable to Common Stockholders	$32,992	$14,335

Earnings per Common Share:
Basic	$0.33	$0.15

Diluted	$0.32	$0.14

Weighted Average Common Shares Outstanding:
Basic	100,760	95,316

Diluted	101,748	103,137

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income

	For the Three Months Ended December 31,
	2011	2010
	(In Thousands, Except Per Share Data)

Net Sales	$126,384	$120,184

Cost of Sales	104,002	96,661

Gross Profit	22,382	23,523

Operating Expenses	1,003	1,460

Operating Income	21,379	22,063

Derivative Income (Expense)	(791)	(6,763)
Interest Income	4	6
Interest Expense	-	-

Income Before Income Tax Expense	20,592	15,306

Income Tax Expense	(5,420)	(5,704)

Net Income	15,172	9,602

Foreign Currency Translation Adjustment	1,646	2,811

Comprehensive Income	$16,818	$12,413

Net Income	$15,172	$9,602
Preferred Stock Dividends Paid in Cash	(15)	(54)

Net Income Attributable to Common Stockholders	$15,157	$9,548

Earnings per Common Share:
Basic	$0.15	$0.10

Diluted	$0.15	$0.09

Weighted Average Common Shares Outstanding:
Basic	100,767	97,382

Diluted	101,796	101,216

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

  Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended December 31,
	2011	2010
	(In Thousands)
Cash Flows From Operating Activities:
Net Income	$33,022	$14,496

Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	1,045	930
Stock Based Compensation	17	630
Changes in Warrant Derivative Liability	(1,336)	17,169
(Increases) Decreases in Assets:
Accounts Receivable	(6,570)	(7,932)
Inventories	(6,570)	(13,090)
Advances to Suppliers	(15,853)	(7,587)
Increases (Decreases) in Liabilities:
Accounts Payable	155	(154)
Taxes Payable	(1,587)	(955)
Net Cash Provided By (Used in) Operating activities	2,323	3,507

Cash Flows From Investing Activities:
Purchase and Improvements to Land and Buildings	(2,044)	(1,960)
Net Cash Provided By (Used in) Investing Activities	(2,044)	(1,960)

Cash Flows From Financing Activities:
Payment of Dividends	(30)	(161)
Proceeds from the Exercise of Warrants	-	2,908
Net Cash Provided By (Used in) Financing Activities	(30)	2,747

Effect of Exchange Rate Changes in Cash	292	705

(Decrease) Increase in Cash	541	4,999

Cash, Beginning of Period	9,422	10,125

Cash, End of Period	$9,963	$15,124

Supplemental Cash Flow Information:
Cash Paid During the Year for:
Income Taxes	$12,232	$12,139

Supplemental Schedule of Noncash Investing and Financing Activities:
Conversion of Preferred Stock into Common Stock	$-	$2,421

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

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

Total comprehensive income is defined as all changes in stockholders’ equity during a period, other than those resulting from investments by and distributions to stockholders (i.e. issuance of equity securities and dividends).  Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation. The gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income. The total comprehensive income represents the activity for a period net of related tax and was a gain of $1,645,818 and a gain of $2,810,791 for the three month periods ended December 31, 2011 and 2010, respectively.  The total comprehensive income was a gain of $4,501,342 and a gain of $6,278,080 for the six month periods ended December 31, 2011 and 2010, respectively.

Accumulated other comprehensive income related to the foreign currency translation in the consolidated statement of shareholders’ equity amounted to $29,675,404 and $25,174,062 as of December 31, 2011 and June 30, 2011, respectively.  The balance sheet amounts with the exception of equity at December 31, 2011 and June 30, 2011 were translated at RMB 6.3585 to $1.00 USD and RMB 6.4635 to $1.00 USD, respectively.  The average translation rates applied to income statement amounts for the three month periods ended December 31, 2011 and 2010 were at RMB 6.3653 to $1.00 USD and RMB 6.8360 to $1.00 USD, respectively.  The average translation rates applied to income and cash flow statement amounts for the six month periods ended December 31, 2011 and 2010 were at RMB 6.3892 to $1.00 USD and RMB 6.7226 to $1.00 USD, respectively.

Concentration of Risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions or state owned banks within the PRC, which do not provide for insurance against lost funds.  The Company also maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US.  Balances at financial institutions or state owned banks within the PRC are not insured and amounted to $8,934,578 and $7,940,056 at December 31, 2011 and June 30, 2011, respectively.  As of December 31, 2011 and June 30, 2011, the Company had $778,001 and $1,227,500, respectively, in deposits in excess of federally insured limits in its US bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

Fair Value Measurements

Effective January 1, 2009, the FASB ASC Topic 825, “Financial Instruments,” requires disclosure about fair value of financial instruments.

To clarify the definition of fair value for financial reporting, the Company applies the provisions of FASB ASC Subtopic 820-10, “Fair Value Measurements” (FASB Statement No. 157, “Fair Value Measurements”), for fair value measurements of financial assets and financial liabilities and for the fair value measurements of non financial items that are recognized or disclosed at fair value in the financial statements.  FASB ASC Subtopic 820-10 also establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

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
The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a nonrecurring basis are those that are adjusted to fair value when a significant event occurs.  The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.  The Company had a warrant derivative liability carried at fair value on a recurring basis at December 31, 2011.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as reported during the six months ended December 31, 2011, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2011

Warrant Derivative Liability	$-	$1,557,880	$-	$1,557,880

Total	$-	$1,557,880	$-	$1,557,880

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

Reclassification

Certain reclassifications have been made to the consolidated financial statements as of June 30, 2011 and for the six and three months ended December 31, 2010 in order to conform to the condensed consolidated financial statement presentation as of and for the six and three months ended December 31, 2011. These reclassifications had no effect on net income or cash flows as previously reported.

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

Segment Reporting

The Company uses the management approach in determining operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decision, allocating resources and assessing performance as the source of determining the Company’s reportable operating segments.  The Company’s chief executive officer has been identified as the chief operating decision maker.  The Company has determined that it has two reportable operating segments as defined by FASB ASC Subtopic 280-10, “Segment Reporting: Overall”, which are the wholesale distribution of petroleum products, wherein the Company takes possession of the product, and agency fees earned as a sales commission, wherein the Company does not take possession of the product.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Commitments

The Company has no rent expense or lease commitments for the six and three month periods ended December 31, 2011 and 2010.

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices.  No material annual loss is expected from these commitments.

The Company has advances to several refineries for inventory in the amount of $74,563,137, which will be offset against future purchases from the suppliers.

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, environmental matters and tax matters.  An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  As of December 31, 2011 the Company has not recognized an accrual for any loss contingency.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if an allowance for doubtful accounts is necessary and adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Through the date of these financial statements, the Company has never experienced a significant bad debt.  As a result, no allowance for doubtful accounts has been recorded. Trade accounts receivable as of December 31, 2011 and June 30, 2011 consisted of the following:

	December 31, 2011 (in thousands)	June 30, 2011 (in thousands)

Trade Accounts Receivable	$30,847	$23,883
Less: Allowance for Doubtful Accounts	-	-
Totals	$30,847	$23,883

NOTE 5 – INVENTORIES

As of December 31, 2011 and June 30, 2011, inventory consisted of significant quantities of diesel and gasoline, among others, as outlined herein:

	December 31, 2011 (in thousands)	June 30, 2011 (in thousands)

Diesel	$30,866	$26,748
Gasoline	26,314	23,907
Fuel Oil	865	548
Solvents	864	286
Total	$58,909	$51,489

NOTE 6 – ADVANCES TO SUPPLIERS

As of December 31, 2011 and June 30, 2011, advances to suppliers consisted of significant deposits on account with the Company’s suppliers, which are petroleum refineries.  The deposits are held by the Company’s suppliers to ensure that the delivery of inventory to the Company is made in a timely manner.  The Company attempts to maintain a significant balance on account with suppliers with the expectation of receiving preferential pricing and delivery of product from suppliers.

	December 31, 2011 (in thousands)	June 30, 2011 (in thousands)

Advances to Suppliers	$74,563	$57,756
Total	$74,563	$57,756

NOTE 7 – DEPOSIT

Longwei entered into a letter of intent with Shangxi Jiangtong Chemicals Co., Ltd. (“Jiangtong”) to acquire the assets of Jiangtong’s wholly-owned subsidiary Huajie Petroleum Co., Ltd. (“Huajie”).  The Company intends to acquire the assets of a fuel storage depot in northern Shanxi Province (located in Xingyuan, Shanxi) including fuel tanks with a 100,000 metric ton storage capacity. The Company has paid a deposit of 550 million RMB (approximately USD $86.5 million) toward the full purchase price of 700 million RMB (approximately USD $110.1 million).  The assets are non-operational with no revenue-producing history and include land use rights for 98 acres of land, 100,000 tonnage fuel tanks with accessory facilities and equipment, a special transportation railway line, and a 3,000-square-meter office building.  The acqusition is subject to final due diligence and board approval.  The Company intends to use its cash on hand, bank and other financing, and working capital assets to finance the acquisition.

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

Because the definition of a business in Rule 11-01(d), differs somewhat from that of ASC 805, the Company has undertaken a separate analysis under Rule 11-01(d) when evaluating the reporting requirements of SEC Regulation S-X, as well as the definition of a Business in ASC 805.  Rule 11-01(d) of Regulation S-X defines a business for determining when separate financial statements are required to be filed with the SEC.  The principle in the rule is whether there is sufficient continuity in the revenue generating activity so that pre-acquisition financial statements would be meaningful to investors.  The assets to be acquired do not meet the definition of a business under rule 11-01(d).  FASB ASC Topic 805 defines a business as capable of being conducted and managed as an integrated set of activities utilizing its assets and requires two essential elements - inputs and processes applied to those inputs, which together are or will be used to create outputs. The assets to be acquired have no inputs, no operating history, no employees or other attributes described above, as well as no liabilities or encumbrances and do not meet the definition of a business under ASC 805.  Therefore, based on the Company’s evaluations performed for the purposes of determining the accounting treatment of the assets to be acquired, the assets do not constitute a business as defined above and should be properly accounted for as an asset purchase.

 NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2011 (in thousands)	June 30, 2011 (in thousands)

Buildings	$5,341	$5,617
Machinery and Storage Equipment	36,657	32,816
Railway	14,201	14,698
Motor Vehicles	292	287
Total Property, Plant and Equipment	56,491	53,418
Less: Accumulated Depreciation	(9,080)	(7,756)
Property, Plant and Equipment, net	47,411	45,662

Depreciation expense for the six and three months ended December 31, 2011 and 2010 was $1,045,082 and $930,098, and $530,876 and $462,400 respectively.

NOTE 9 – TAXES

Taxes payable consisted of the following:

	December 31, 2011 (in thousands)	June 30, 2011 (in thousands)

Income Tax Payable	$5,028	$6,516
Value Added Tax Payable	1,435	1,404
Business Taxes and Other Payables	180	176
Total	$6,643	$8,096

Income Taxes

On March 16, 2007, the PRC National People’s Congress passed the PRC Enterprise Income Tax Law (“New EIT Law”) which became effective on January 1, 2008.  Pursuant to the New EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied consistently to both domestic-invested enterprises and foreign-invested enterprises.

Taiyuan Yahua Energy Conversion Ltd. and Shanxi Zhonghe Energy Conversion Ltd. are taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%. Neither company had income taxes due during the six month or three month periods ended December 31, 2011 and 2010.  Since these two entities have minimal business operations, the two entities are unlikely to have profits in future periods. As a result, all deferred tax assets and liabilities are deminimus, and management would have a 100% valuation allowance for all deferred tax assets.

The operating subsidiaries of Taiyuan Longwei Economy & Trading Ltd. and its subsidiary Shanxi Heitan Zhingyou Petrochemical Co. Ltd. (Gujiao operations) are taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%.  These entities had taxes due during the six months and three months ended December 31, 2011 and 2010 of $10,743,515 and $10,949,166, and $5,419,827 and $5,704,359, respectively.

Longwei Petroleum Investment Holding Limited (BVI) is exempt from income tax on all sources of income pursuant to the tax law in the British Virgin Islands. However, pursuant and subsequent to the reverse merger, the parent company in U.S. may pay tax in future years.

United States of America

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate.  As the Company has no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of December 31, 2011 and 2010.

Colorado

The Company is incorporated in the State of Colorado but does not conduct business in Colorado. As the Company has no income generated in the State of Colorado, there was no corporate tax expense or tax liability due to the State of Colorado as of December 31, 2011 and 2010.

British Virgin Islands

The Company’s subsidiary, Longwei Petroleum Investment Holding Limited (BVI), is incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.  As the Company has no income generated in the British Virgin Islands, there was no corporate tax expense or tax liability due to the British Virgin Islands as of December 31, 2011 and 2010.

People’s Republic of China

Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income is 25% for the Company’s PRC subsidiaries.  There is no tax provision in the US for the six and three month periods ended December 31, 2011 or 2010, respectively.
	For the Six Months Ended
	December 31, 2011 (in thousands)	December 31, 2010 (in thousands)
Taxable Income (loss) before income tax
United States	$(544)	$(1,020)
PRC	42,974	43,634
Total	$42,430	$42,614

Provision for Income Taxes
Current income tax	$10,744	$10,949
Deferred income tax	-	-
Total	$10,744	$10,949

Effective tax rate – worldwide (PRC rate)	25%	26%

Reconciliation of U.S. statuatory rate to effective income tax rate
Statutory U.S. tax rate	34%	34%
Tax rate difference	-9%	-9%
Other*	0%	1%
Effective worldwide tax rate	25%	26%

	For the Three Months Ended
	December 31, 2011 (in thousands)	December 31, 2010 (in thousands)
Taxable Income (loss) before income tax
United States	$(296)	$(581)
PRC	21,679	20,650
Total	$21,383	$20,069

Provision for Income Taxes
Current income tax	$5,420	$5,704
Deferred income tax	-	-
Total	$5,420	$5,704

Effective tax rate – worldwide (PRC rate)	25%	28%

Reconciliation of U.S. statuatory rate to effective income tax rate
Statutory U.S. tax rate	34%	34%
Tax rate difference	-9%	-9%
Other*	0%	3%
Effective worldwide tax rate	25%	28%

Other* - The percentage represents the expenses incurred by the Company that were not deductable for PRC income tax.

The Company did not have any significant temporary differences relating to deferred tax liabilities as of December 31, 2011 or June 30, 2011.  (All of the NOL has 100% allowance.)  A valuation allowance for the deferred tax assets is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated.  The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent such earnings are indefinitely invested outside of the U.S.  As of December 31, 2011 and 2010, the above accumulated adjusted earnings of non-U.S. subsidiaries was indefinitely invested.  At the existing U.S. federal income tax rate, additional U.S. income taxes would have to be provided if such earnings were remitted currently.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and liabilities.  The components of the deferred tax assets and liabilities are individually classified as current or non-current based on their characteristics. Deferred tax assets and liabilities are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  A provision has not been made at December 31, 2011 or June 30, 2011 for U.S. or additional foreign withholding taxes of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.  Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the government.  However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current government officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2011 and June 30, 2011 are not material to its results of operations, financial condition or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2011 and June 30, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on the current PRC tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows as of December 31, 2011 and 2010.

Effective January 1, 2007, the Company adopted ASC 740-10, “Accounting for Uncertainty in Income Taxes” (formerly “FIN 48”, an interpretation of FASB statement No. 109), Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2011 and June 30, 2011, the Company does not have a liability for unrecognized tax benefits.

Value Added Tax

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for the Company’s Products for domestic sales is 17%, which is levied on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority. The value added tax refundable represents the VAT that the Company paid for the purchasing products and can be used to deduct the VAT related to the sale of products.

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

Accounting for the Warrants

The Company analyzed the Warrants in accordance with ASC Topic 815 to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and, if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The Company adopted the provisions of ASC Topic 815 subtopic 40 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC Topic 815 subtopic 40”) on July 1, 2009, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting ASC Topic 815 subtopic 40, the Company concluded that the Warrants issued in the October 2009 Financing should be treated as a derivative liability because the Warrants are entitled to a price adjustment provision to allow the Conversion Price to be reduced in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable Exercise Price or without consideration, which is typically referred to as a “down-round protection” or “anti-dilution” provision.  According to ASC Topic 815 subtopic 40, the “down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants to fail to be qualified as indexed to the Company’s own stock and then to fail to meet the scope exceptions of ASC Topic 815. Therefore, the Company accounted for the Warrants as derivative liabilities under ASC Topic 815 (codification of EITF 00-19).  Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings under the other income/expense in the consolidated statement of operations at each reporting period.  During the six month period ended December 31, 2011 and 2010, the Company recorded a gain on warrant re-valuation of $1,335,590 and a loss on warrant re-valuation of $17,168,667, respectively.  During the three month period ended December 31, 2011 and 2010, the Company recorded a loss on warrant re-valuation of $791,063 and a loss on warrant re-valuation of $6,762,271, respectively.

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

October 2009 Financing Warrants - Valuation Inputs
Attribute	December 31, 2011	June 30, 2011	October 29, 2009
Stock Price	$1.30	$1.48	$2.05
Risk Free Interest Rate	0.36%	0.81%	1.50%
Volatility	72.2%	64.0%	63.9%
Exercise Price	$2.255	$2.255	$2.255
Dividend Yield	0%	0%	0%
Contractual Life (Years)	0.84	1.35	3.00
Fair Market Value	$1,557,880	$2,893,470	$7,327,517

In accordance with ASC Topic 470-20, “Debt with Conversion and Other Options,” the gross proceeds of $14,849,201 from the October 2009 Financing were first allocated to the warrant derivative based on its fair value of $7,327,517 with the residual value of $7,521,684 allocated to the Series A Preferred Stock as of October 29, 2009. The remeasured fair value of the Warrants as of December 31, 2011 was $1,557,880.

Key Terms of October 2009 Financing

Additional key terms of the Series A Preferred Stock sold by the Company in the October 2009 Financing are described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 2, 2009 and provide the relevant contractual terms and actual copies of the documents associated with the October 2009 Financing.

Stock Warrant Activity

The following is a summary of the Company’s stock warrant activity through December 31, 2011, only one class of warrants outstanding – related to the October 2009 Financing stock warrants, adjusted for any changes in the exercise price of the stock warrants:

	Stock Warrants	Weighted Average Exercise Price
Outstanding – June 30, 2010	14,849,201	$2.255
Exercisable – June 30, 2010	14,849,201	$2.255
Granted	-	$-
Exercised	(3,306,949)	$2.255
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2011	11,542,252	$2.255
Exercisable – June 30, 2011	11,542,252	$2.255
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2011	11,542,252	$2.255
Exercisable – December 31, 2011	11,542,252	$2.255

The following is a summary of the Company’s stock warrants outstanding as of December 31, 2011, only one class of warrants outstanding – related to the October 2009 Financing stock warrants, adjusted for any changes in the exercise price of the stock warrants:

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.255	11,542,252	0.84 years	$2.255	11,542,252	$2.255

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 600,000,000 shares, in aggregate, consisting of 500,000,000 shares of common stock, no par value, and 100,000,000 shares of preferred stock, no par value. The Company's current Certificate of Incorporation authorizes the Board of Directors (the “Board”) to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of December 31, 2011, the Company had 914,643 shares of Series A Preferred Stock and 100,766,966 shares of common stock issued and outstanding.  As of June 30, 2011, the Company had 914,643 shares of Series A Preferred Stock and 100,751,966 shares of common stock issued and outstanding.

Recent Sale of Securities

In November 2011, the Company entered into two consulting agreements with independent consultants.  Under the terms of the agreements, each consultant is to be compensated 30,000 shares of restricted common stock.  As of December 31, 2011, the Company has accrued a total of 60,000 shares of restricted common stock to be issued to the consultants.

In December 2011, the Company agreed to issue two independent directors 6,000 shares and 3,000 shares, respectively for their services to the Company.  As of December 31, 2011, the Company has accrued a total of 9,000 shares of restricted common stock to be issued to its directors.

During the three months ended December 31, 2011, the Chief Financial Officer earned and was vested in 15,000 shares of restricted common stock pursuant to his consulting agreement.  As of December 31, 2011, the Company has accrued 15,000 shares of restricted common stock to be issued to its Chief Financial Officer.

Such securities have not been registered under the Securities Act of 1933. The issuance of these shares will be exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

NOTE 12 – EARNINGS PER SHARE

FASB ASC Topic 260, “Earnings Per Share”, requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

The Company only has common stock and the following convertible instruments outstanding at December 31, 2011:

1.        914,643 Preferred Shares – convertible on a 1:1 basis for common shares
2.        11,542,252 October 2009 Financing Warrants – exercisable at $2.255 per share
3.        114,000 Common Shares – issuable to officers, directors and consultants under various agreements

Total number of potential additional dilutive common shares outstanding as of December 31, 2011 was 12,570,895 from outstanding convertible instruments.

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

The following table sets forth the computation of basic and dilutive net income per share:

	For the Six Months Ended
	December 31, 2011	December 31, 2010
Net income attributable to common stockholders	$32,992,850	$14,335,546

Basic weighted average outstanding shares of common stock	100,759,507	95,315,824
Weighted number of dilutive shares	988,627	7,820,756
Diluted weighted average common stock and common stock equivalents	101,748,134	103,136,580

Earnings per share:
Basic	$0.33	$0.15
Dilutive	$0.32	$0.14

	For the Three Months Ended
	December 31, 2011	December 31, 2010
Net income attributable to common stockholders	$15,156,724	$9,549,076

Basic weighted average outstanding shares of common stock	100,766,966	97,381,843
Weighted number of dilutive shares	1,028,643	3,834,322
Diluted weighted average common stock and common stock equivalents	101,795,609	101,216,165

Earnings per share:
Basic	$0.15	$0.10
Dilutive	$0.15	$0.09

NOTE 13 - SEGMENT INFORMATION

The Company operates under the following business segments:

1.	Product Sales - The Company purchases and sells diesel, gasoline, fuel oil and solvents in the PRC.
2.	Agency Fees - The Company acts as an agent in the purchase and sale of the Products by other intermediaries in the PRC.

	Six Month Period Ended December 31, 2011 (In Thousands)
	Product Sales	Agency Fees	Consolidated Total
Net Sales	$234,185	$10,830	$245,015
Cost of Sales	200,616	-	200,616
Operating Income	31,592	10,830	42,422
Segment Assets	308,191	-	308,191
Segment Liabilities	8,953	-	8,953
Segment Purchases	2,045	-	2,045

	Six Month Period Ended December 31, 2010 (In Thousands)
	Product Sales	Agency Fees	Consolidated Total
Net Sales	$222,001	$11,531	$233,532
Cost of Sales	187,911	-	187,911
Operating Income	31,074	11,531	42,605
Segment Assets	227,987	-	227,987
Segment Liabilities	21,467	-	21,467
Segment Purchases	1,960	-	1,960

	Three Month Period Ended December 31, 2011 (In Thousands)
	Product Sales	Agency Fees	Consolidated Total
Net Sales	$121,093	$5,291	$126,384
Cost of Sales	104,002	-	104,002
Operating Income	16,088	5,291	21,379
Segment Assets	308,191	-	308,191
Segment Liabilities	8,953	-	8,953
Segment Purchases	2,045	-	2,045

	Three Month Period Ended December 31, 2010 (In Thousands)
	Product Sales	Agency Fees	Consolidated Total
Net Sales	$114,518	$5,666	$120,184
Cost of Sales	96,661	-	96,661
Operating Income	16,397	5,666	22,063
Segment Assets	227,987	-	227,987
Segment Liabilities	21,467	-	21,467
Segment Purchases	1,943	-	1,943

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

Agency Fees

Agency fee revenues consist of fees, similar to a sales commission, charged to intermediaries who lack the required licenses to purchase directly from refineries, as well as the volume purchasing capability of the Company. Agency fee revenues are recognized when there is evidence of an arrangement that specifies pricing and irrevocable receipt of product and collection has occurred. Cost of agency fee service revenues consists of selling commission, transportation or other costs, if any, associated with the agency fee arrangement.  For the six month and three month periods ended December 31, 2011 and 2010, respectively, the Company stopped transporting or handling the products associated with the agency fees and only acted in a broker capacity allowing other intermediaries to use its licenses to take possession of the products.  The Company considers any costs associated with Agency fee revenues immaterial and has not allocated any costs to Agency fees for the six month or three month periods ended December 31, 2011 and 2010, respectively.

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

RESULTS OF OPERATIONS

(All numbers referenced are "in thousands,” except price per metric ton “mt” and earnings per share)

For the Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

Revenues

For the three months ended December 31, 2011, we reported revenues of $126,384, an increase of $6,200 or 5.2% from revenues of $120,184 reported for the three months ended December 31, 2010.  Our Taiyuan and Gujiao fuel storage depots generated revenues of $64,832 and $56,261, respectively, and we earned an additional $5,291 in agency fees during the three months ended December 31, 2011.  During this period our product mix was approximately split evenly between diesel and gasoline sales.  The sales increase was due to the increase in product sales price.  The weighted average sales price per metric ton (“mt”) of petroleum products sold increased approximately 21.6% to $1,176mt from $967mt during the three months ended December 31, 2011 and 2010, respectively.

	For the Three Months Ended
	December 31,	December 31,
(in thousands, except metric tons)	2011	2010	% Change
Product Sales:
Taiyuan Facility	$64,832	$69,120	(6.2%	)
Gujiao Facility	56,261	45,398	23.9%
Total Product Sales	121,093	114,518	5.7%

Agency Fees	5,291	5,666	(6.6%	)

Total Revenues	$126,384	$120,184	5.2%

Sales Volume: (mt)
Taiyuan Facility	55,403	71,639	(22.7%	)
Gujiao Facility	47,542	46,846	1.5%
Total Sales Volume	102,945	118,485	(13.1%	)

Weighted average selling price per mt	$1,176/mt	$967/mt	21.6%

The increase in the price per mt of petroleum products was due to the increase in international crude oil prices, which rose steadily during the first half of calendar 2011.  During the time from three month period ended December 31, 2010 through the three month period ended December 31, 2011, the PRC increased retail petroleum prices four times, but did not decrease retail prices when international crude oil prices dropped during the summer months of 2011.  It was only until October 9, 2011 that the PRC initiated its first price drop in retail prices (RMB 300/mt or approximately USD $47/mt) since September 2009.

We continue to allocate product sales between our two facilities, Taiyuan and Gujiao, to better serve our customer base.   The two facilities are approximately 50 kilometers apart and their service markets overlap.  Total sales volume for the three month period ended December 31, 2011 dropped 13.1% to 102,945mt from 118,485mt for the three month period ended December 31, 2010.  The drop in volume was primarily due to rising fuel prices between the periods and the PRC’s attempts to slow down economic growth.  During this timeframe we also declined certain sales opportunities to maintain our margins, as well as carefully managed our cash flow due to the large deposit paid for the Haujie Petroleum assets.  The deposit of $86,498 has been paid in cash generated through operations.

Sales for our second fiscal quarter of 2012 (three months ended December 31, 2011) increased $7,753 or 6.5% to $126,384 from $118,631 for the first fiscal quarter of 2012 (three months ended September 31, 2011).  Our volume sales also increased 9,083mt or 9.7% during the second fiscal quarter to 102,945mt from 93,862 for the first fiscal quarter.  During this timeframe the weighted average sales price per mt of petroleum products sold decreased approximately 2.4% to $1,176mt from $1,205mt because of the retail price decrease in October 2011.

Costs of Sales

Costs of sales increased by $7,341 or 7.6% to $104,002 for the three months ended December 31, 2011 compared to $96,661 for the three months ended December 31, 2010.  As a percentage of total revenues our total cost of sales between the periods increased 1.9% to 82.3% from 80.4%.  The increase in cost of sales was primarily due to a drop in agency fee revenues of 6.6% to $5,291 during the three months ended December 31, 2011 compared to $5,666 during the three months ended December 31, 2011.  When the Company earns higher agency fees, the net effect lowers the percentage of total cost of sales because there are no costs associated with the agency fees.

The Company also experienced some pressure on its margins from the impact of the increasing international price of crude oil since October 2011 and the retail price decrease implemented by the PRC in October 2011.  We pay market prices from our refinery suppliers and carefully manage our inventory levels to adjust to pricing fluctuations. The three-month weighted average cost basis per metric ton of petroleum product we sold increased by $194mt or 23.8% to $1,010mt from $816mt during the three months ended December 31, 2011 and 2010, respectively.  During the three month period ended December 31, 2011, the Company’s gross profit margin on product sales declined 1.5% to 14.1% from 15.6% during the three month period ended December 31, 2010, due to rising international crude oil prices and the PRC retail price decrease in October 2011.

The cost basis of finished petroleum products fluctuates during the year due to the pricing mechanism in place in the PRC.  The price of finished petroleum products is established by a PRC regulatory body, National Regulatory Development Commission (“NDRC”), under a formula based on the movement of international prices over a look-back period of 22 working days and generally resets when the price increases or decreases by 4%.  The NDRC adjusts domestic finished oil prices by modifying the retail price of gasoline and diesel in all provinces, which has an upstream pricing effect over the wholesale price of finished oil products.  We attempt to manage our costs by utilizing our storage capacity to adjust inventory levels based on the anticipated movement of industry pricing to take advantage of pricing and supply and demand fluctuations within the marketplace.  The Company’s average age of inventory for the three months ended December 31, 2011 increased to approximately 48 days as the Company held more inventory to take advantage of additional product purchases for on-hand inventory during a period of fluctuating prices by utilizing our large storage capacity.  This compares to the Company’s average age of inventory for the three months ended December 31, 2010 of approximately 38 days during a time of relatively stable prices for international crude oil.  During this time we also increased our advances to suppliers to lock in pricing based on uncertainty associated with the international crude oil price fluctuations from tensions in the Middle East.  The Company is continually working to optimize its inventory turnover, which expands sales capacity based on increased inventory movement.  In times of anticipated rising prices the Company tries to lock-in pricing and increase inventory on-hand prior to the PRC pricing mechanism adjusting the set retail price upwards.  Our supplier advance balance with refineries allows us to lock-in supply so that we can react quickly to purchases based on the timing of the PRC pricing levels adjustments.

	For the Three Months Ended
	December 31,	December 31,
	2011	2010	% Change
Product Sales Revenue and Cost per metric ton (“mt”)
Weighted average selling price/mt	$1,176/mt	$967/mt	21.6%
Weighted average cost/mt	1,010/mt	816/mt	23.8%
Gross profit/mt	$166/mt	$151/mt	9.9%

Gross profit margin	14.1%	15.6%	(9.6%)

Operating Expenses

Operating expenses for the three months ended December 31, 2011 decreased $456 or 31.2% to $1,004 as compared to $1,460 for the three months ended December 31, 2010, due primarily to lower professional fees paid during the period.  As a percentage of revenues, operating expenses declined to 0.8% for the three months ended December 31, 2011 from 1.2% for the three months ended December 31, 2010.  Operating expenses during 2011 consisted of non-cash expenses of $530 in depreciation and $104 in accrued stock based compensation.  The Company paid approximately $370 in cash payments for salaries, consulting and professional fees, insurance and travel primarily related to fees and expenses for administration and the operations of the public company.  Operating expenses during 2010 consisted of non-cash expenses of $462 in depreciation and $402 in stock based compensation.  The Company paid $596 in cash payments for salaries, consulting and professional fees, insurance and travel primarily related to fees and expenses for administration and the operations of the public company.

Operating Income

Operating income for the three months ended December 31, 2011 decreased $684 or 3.1% to $21,379 from $22,063 for the three months ended December 31, 2010, primarily due to the price increases in the petroleum market and retail price decrease in the PRC, which reduced the Company’s overall gross profit margin 1.9% between the periods.

Income Before Taxes

Income before taxes for the three months ended December 31, 2011 increased $5,286 or 34.5% to $20,592 as compared to $15,306 for the three months ended December 31, 2010 primarily due to the increase in revenues and in other income/expenses associated with the accounting for the non-cash warrant derivative liability charge.

Other expenses for the three months ended December 31, 2011 were related to the expense charge for the change in the warrant derivative liability of ($791).  Other expenses for the three months ended December 31, 2010 were related to the expense charge for the change in the warrant derivative liability of ($6,763).  In accordance with GAAP, we recorded the non-cash expense for the change in the fair value of the warrant derivative, which increased $5,972 or 88.3% between the three months ended December 31, 2011 and 2010, respectively.  If the non-cash adjustment had not been necessary to record, the Company’s income before taxes would have decreased $686 or 3.1% to $21,383 from $22,069 for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.

The financial instrument classified as derivatives consisted of Warrants to purchase shares of our common stock issued in connection with our October 2009 Financing.  The Warrants have a three year term that expire October 29, 2012 and have an exercise price per share of $2.255.  The decrease in the warrant derivative liability expense was attributable to the decrease in the calculation variables that factor in stock price, risk-free rate, volatility and duration outstanding for the Warrants.

The interest income decreased $2 for the period to $4 for the three months ended December 31, 2011 from $6 for the three months ended December 31, 2010 because of lower cash balances during the period.  The Company had no outstanding long term debt.

Net Income

Net income increased by $5,570 or 58.0% to $15,172 for the three months ended December 31, 2011 from $9,602 for the three months ended December 31, 2010, due to the reasons set forth above.

Comprehensive income for the three months ended December 31, 2011 increased $4,405 or 35.5% to $16,818 from $12,413 for the three months ended December 31, 2010, due to the increase in net income.  The foreign currency translation adjustment decreased $1,165 or 41.4% to $1,646 for the three months ended December 31, 2011 from $2,811 for the three months ended December 31, 2010.

Net income attributable to common shareholders increased by $5,609 or 58.7% to $15,157 for the three months ended December 31, 2011 from $9,548 for the three months ended December 31, 2010.  For the three months ended December 31, 2011 we paid $15 in cash dividends on preferred stock compared to $54 in cash dividends paid on preferred stock for the three months ended December 31, 2010.

Basic and Diluted Income Attributable to Common Shareholders per Share

The Company’s basic net income attributable to common shareholders per share increased $0.05 or 50.0% to $0.15 from $0.10 for the three months ended December 31, 2011 and 2010, respectively.

The Company’s diluted net income attributable to common shareholders per share increased $0.06 or 66.7% to $0.15 from $0.09 for the three months ended December 31, 2011 and 2010, respectively.

For the Six Months Ended December 31, 2011 Compared to the Six Months Ended December 31, 2010

Revenues

For the six months ended December 31, 2011, we reported revenues of $245,015, an increase of $11,483 or 4.9% from revenues of $233,532 reported for the six months ended December 31, 2010.  Our Taiyuan and Gujiao fuel storage depots generated revenues of $123,072 and $111,113, respectively, and we earned an additional $10,830 in agency fees during the six months ended December 31, 2011.  During this period our product mix was approximately split evenly between diesel and gasoline sales.  The sales increase was due to the increase in product sales price.  The weighted average sales price per metric ton (“mt”) of petroleum products sold increased approximately 24.3% to $1,162mt from $935mt during the six months ended December 31, 2011 and 2010, respectively.

	For the Six Months Ended
	December 31,	December 31,
(in thousands, except metric tons)	2011	2010	% Change
Product Sales:
Taiyuan Facility	$123,072	$135,130	(8.9%	)
Gujiao Facility	111,113	86,871	27.9%
Total Product Sales	234,185	222,001	5.5%

Agency Fees	10,830	11,531	(5.5%	)

Total Revenues	$245,015	$233,532	4.9%

Sales Volume: (mt)
Taiyuan Facility	105,421	145,027	(27.3%	)
Gujiao Facility	91,386	92,532	(1.2%	)
Total Sales Volume	196,807	237,559	(17.2%	)

Weighted average selling price per mt	$1,162/mt	$935/mt	24.3%

The increase in the price per mt of petroleum products was due to the increase in international crude oil prices, which rose steadily during the first half of calendar 2011.  During the time from six month period ended December 30, 2010 through the six month period ended December 31, 2011, the PRC increased retail petroleum prices four times, but did not decrease retail prices when international crude oil prices dropped during the summer months of 2011.  It was only until October 9, 2011 that the PRC initiated its first price drop in retail prices (RMB 300/mt or approximately USD $47/mt) since September 2009.

We continue to allocate product sales between our two facilities, Taiyuan and Gujiao, to better serve our customer base.   The two facilities are approximately 50 kilometers apart and their service markets overlap.  Total sales volume for the six month period ended December 31, 2011 dropped 17.2% to 196,807mt from 237,559mt for the six month period ended December 31, 2010.  The drop in volume was primarily due to rising fuel prices and the PRC’s attempts to slow down economic growth.  During this timeframe we also declined certain sales opportunities to maintain our margins, as well as carefully managed our cash flow due to the large deposit paid for the Haujie Petroleum assets.  The deposit of $86,498 has been paid in cash generated through operations.

Costs of Sales

Costs of sales increased by $12,705 or 6.8% to $200,616 for the six months ended December 31, 2011 compared to $187,911 for the six months ended December 31, 2010.  As a percentage of total revenues our total cost of sales between the periods increased 1.4% to 81.9% from 80.5%.  The increase in cost of sales was primarily due to a drop in agency fee revenues of 5.5% to $10,830 during the six months ended December 31, 2011 compared to $11,531 during the six months ended December 31, 2011.  When the Company earns higher agency fees, the net effect lowers the percentage of total cost of sales because there are no costs associated with the agency fees.

The Company also experienced some pressure on its margins from the impact of the increasing international price of crude oil since October 2011 and the retail price decrease implemented by the PRC in October 2011.  We pay market prices from our refinery suppliers and carefully manage our inventory levels to adjust to pricing fluctuations. The six-month weighted average cost basis per metric ton of petroleum product we sold increased by $204mt or 25.8% to $995mt from $791mt during the six months ended December 31, 2011 and 2010, respectively.  During the six months ended December 31, 2011, the Company’s gross profit margin on product sales declined 1% to 14.4% from 15.4% during the six month period ended December 31, 2010, due to rising international crude oil prices and the PRC retail price decrease in October 2011.

The Company’s average age of inventory for the six months ended December 31, 2011 increased to approximately 50 days as the Company held more inventory to take advantage of additional product purchases for on-hand inventory during a period of fluctuating prices by utilizing our large storage capacity.  This compares to the Company’s average age of inventory for the six months ended December 31, 2010 of approximately 39 days during a time of relatively stable prices for international crude oil.  During this time we also increased our advances to suppliers to lock in pricing based on uncertainty associated with the international crude oil price fluctuations from tensions in the Middle East.  The Company is continually working to optimize its inventory turnover, which expands sales capacity based on increased inventory movement.  In times of anticipated rising prices the Company tries to lock-in pricing and increase inventory on-hand prior to the PRC pricing mechanism adjusting the set retail price upwards.  Our supplier advance balance with refineries allows us to lock-in supply so that we can react quickly to purchases based on the timing of the PRC pricing levels adjustments.

	For the Six Months Ended
	December 31,	December 31,
	2011	2010	% Change
Product Sales Revenue and Cost per metric ton (“mt”)
Weighted average selling price/mt	$1,162/mt	$935/mt	24.3%
Weighted average cost/mt	995/mt	791/mt	25.7%
Gross profit/mt	$167/mt	$144/mt	16.0%

Gross profit margin	14.4%	15.4%	(6.5%)

Operating Expenses

Operating expenses for the six months ended December 31, 2011 decreased $1,039 or 34.4% to $1,977 as compared to $3,016 for the six months ended December 31, 2010, due primarily to lower professional fees paid during the period.  As a percentage of revenues, operating expenses declined to 0.8% for the six months ended December 31, 2011 from 1.3% for the six months ended December 31, 2010.  Operating expenses during 2011 consisted of non-cash expenses of $1,045 in depreciation and $121 in accrued stock based compensation.  The Company paid approximately $811 in cash payments for salaries, consulting and professional fees, insurance and travel primarily related to fees and expenses for administration and the operations of the public company.  Operating expenses during 2010 consisted of non-cash expenses of $930 in depreciation and $629 in stock based compensation.  The Company paid $1,457 in cash payments for salaries, consulting and professional fees, insurance and travel primarily related to fees and expenses for administration and the operations of the public company.

Operating Income

Operating income for the six months ended December 31, 2011 decreased $183 or 0.4% to $42,422 from $42,605 for the six months ended December 31, 2010, primarily due to the price increases in the petroleum market and retail price decrease in the PRC, which reduced the Company’s overall gross profit margin 1.4% between the periods.

Income Before Taxes

Income before taxes for the six months ended December 31, 2011 increased $18,321 or 72.0% to $43,766 as compared to $25,445 for the six months ended December 31, 2010 primarily due to the increase in revenues and in other income/expenses associated with the accounting for the non-cash warrant derivative liability charge.

Other income for the six months ended December 31, 2011 was related to the expense charge for the change in the warrant derivative liability of $1,336.  Other expenses for the six months ended December 31, 2010 were related to the expense charge for the change in the warrant derivative liability of ($17,169).  In accordance with GAAP, we recorded the non-cash income for the change in the fair value of the warrant derivative, which increased $18,505 between the six months ended December 31, 2011 and 2010, respectively.  If the non-cash adjustment had not been necessary to record, the Company’s income before taxes would have decreased $184 or 0.4% to $42,430 from $42,614 for the six months ended December 31, 2011 as compared to the six months ended December 31, 2010.

The financial instrument classified as derivatives consisted of Warrants to purchase shares of our common stock issued in connection with our October 2009 Financing.  The Warrants have a three year term that expire October 29, 2012 and have an exercise price per share of $2.255.  The decrease in the warrant derivative liability expense was attributable to the decrease in the calculation variables that factor in stock price, risk-free rate, volatility and duration outstanding for the Warrants.

The interest income decreased $1 for the period to $8 for the six months ended December 31, 2011 from $9 for the six months ended December 31, 2010 because of lower cash balances during the period.  The Company had no outstanding long term debt.

Net Income

Net income increased by $18,526 or 127.8% to $33,022 for the six months ended December 31, 2011 from $14,496 for the six months ended December 31, 2010, due to the reasons set forth above.

Comprehensive income for the six months ended December 31, 2011 increased $16,749 or 80.6% to $37,523 from $20,774 for the six months ended December 31, 2010, due to the increase in net income.  The foreign currency translation adjustment decreased $1,777 or 28.3% to $4,501 for the six months ended December 31, 2011 from $6,278 for the six months ended December 31, 2010.

Net income attributable to common shareholders increased by $18,657 or 130.1% to $32,992 for the six months ended December 31, 2011 from $14,335 for the six months ended December 31, 2010.  For the six months ended December 31, 2011 we paid $30 in cash dividends on preferred stock compared to $161 in cash dividends paid on preferred stock for the six months ended December 31, 2010.

Basic and Diluted Income Attributable to Common Shareholders per Share

The Company’s basic net income attributable to common shareholders per share increased $0.18 or 120.0% to $0.33 from $0.15 for the six months ended December 31, 2011 and 2010, respectively.

The Company’s diluted net income attributable to common shareholders per share increased $0.18 or 128.6% to $0.32 from $0.14 for the six months ended December 31, 2011 and 2010, respectively.

We do not anticipate significant increases in selling, general and administration expenses other than those directly attributed to increases in sales and public company administration expenses such as our compliance costs associated with our internal controls requirements of Sarbanes Oxley.

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

Longwei Petroleum Investment Holding Limited
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
(in thousands, except per share data)

	For the Six Months Ended December 31,		For the Three Months Ended December 31,
	2011	2010	2011	2010

GAAP Net Income Attributable to Common Shareholders	$32,992	$14,335	$15,157	$9,548
Non-GAAP adjustments:
Add: Non-Cash Charge for the Change in Fair Value of Derivative	(1,336)	17,169	791	6,763
Non-GAAP Net Income Attributable to Common Shareholders (a)	$31,656	$31,504	$15,948	$16,311

GAAP Earnings Per Share:
Basic	$0.33	$0.15	$0.15	$0.10

Diluted	$0.32	$0.14	$0.15	$0.09

Non-GAAP Earnings Per Share:
Basic	$0.31	$0.33	$0.16	$0.17

Diluted	$0.31	$0.31	$0.16	$0.16

Weighted Average Common Shares Outstanding:
Basic	100,759,507	95,315,824	100,766,966	97,381,843

Diluted	101,748,134	103,136,580	101,795,609	101,216,165

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

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $9,963 at December 31, 2011.  As of December 31, 2011, our current assets increased $31,732 or 22.3% to $174,282 at December 31, 2011 from $142,550 at year end June 30, 2011, primarily due to the increase in inventory and advances to suppliers to take advantage of price fluctuations in international crude oil prices during the quarter ended December 31, 2011.  The Company also maintained a cash deposit of $86,498 for the purchase of the Huajie Petroleum assets.  Overall, we had an increase in cash flows of $541 during the six month period ended December 31, 2011 resulting from $2,323 of cash provided by operating activities, $2,044 of cash used in investing activities for facility and equipment improvements, $15 of cash used in financing activities for dividends, the effect of the exchange rate changes in cash of $292.

Our current ratio is approximately 19:1 (current assets to current liabilities) and improves to approximately 35:1 including the deposit, but net of the fair value of the warrant derivative liability at December 31, 2011.  Total current assets including the fixed asset purchase deposit as of December 31, 2011 was $260,780.  We have no long term debt as of December 31, 2011.

Average age of accounts receivable improved to 20 days from 23 days on total sales, and improved to 80 days from 93 days on credit sales during the six month period ended December 31, 2011 compared to the six month period ended December 31, 2010.  (Payments are due upon receipt of the products unless the customer has been pre-approved for payment terms.  Approximately 75% of the Company’s customers are cash-payment only upon delivery, and certain large customers are preapproved for payment terms of up to 90 days.  All accounts receivable are paid current.)

The average age of inventory increased to 50 days from 39 days during the six month period ended December 31, 2011 compared to the six month period ended December 31, 2010 to account for additional product purchases for on-hand inventory during a period of fluctuating prices to take advantage of refinery price drops in product cost by utilizing our large storage capacity.  During this time we also increased our advances to suppliers to lock in pricing based on uncertainty associated with the international crude oil price fluctuations from tensions in the Middle East. The ratio of advances to suppliers to inventory increased to approximately 1.3:1 from 1.1:1 at December 31, 2011 and June 30, 2010, and the combined balance in both inventory on-hand and advances to suppliers increased $24,227 or 22.2% to $133,472 from $109,245 during the six month period.  We have used our working capital to increase inventory and product availability based on current changes in market price. We are balancing our working capital to take advantage of pricing opportunities, as well as balancing the funding required to complete our acqusition of the Huajie Petroleum assets.

Longwei entered into a letter of intent with Shangxi Jiangtong Chemicals Co., Ltd. (“Jiangtong”) in March 2011 to acquire the assets of Jiangtong’s wholly-owned subsidiary Huajie Petroleum Co., Ltd. (“Huajie”).  The Company intends to acquire the assets of a fuel storage depot in northern Shanxi Province (located in Xingyuan, Shanxi) including fuel tanks with a 100,000 metric ton storage capacity. The Company has paid a deposit of 550 million RMB (approximately USD $86.5 million) toward the full purchase price of 700 million RMB (approximately USD $110.1 million).  The assets are non-operational with no revenue-producing history and include land use rights for 98 acres of land, 100,000 tonnage fuel tanks with accessory facilities and equipment, a special transportation railway line, and a 3,000-square-meter office building.  The Company engaged a third-party, independent valuation firm for the appraisal of the fair market value of the assets to be acquired.  Longwei will account for the purchase of the proposed assets as an asset purchase.  The Company intends to use its cash on hand and working capital assets to finance the acquisition.  We are working with the seller and local officials to finalize the asset transfer.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:
	(In thousands) Six Months Ended December 31,
	2011	2010

Cash at beginning of period	$9,422	$10,125
Net cash (used in) provided by operating activities	2,323	3,507
Net cash (used in) provided by investing activities	(2,044)	(1,960)
Net cash (used in) provided by financing activities	(30)	2,747
Effect of exchange rate changes on cash	292	705
Cash at end of period	$9,963	$15,124

 Cash Flows from Operating Activities

For the six months ended December 31, 2011, net cash provided by operations was $2,323 compared to net cash provided by operations of $3,507 for the six months ended December 31, 2010.  The decrease of $1,184 or 33.8% in net cash provided by operations was primarily due to the $22,423 increase in cash used in inventory and advance to suppliers.  The combined balance in both inventory on-hand and advances to suppliers only increased $1,210 or 0.9% to $133,472 at December 31, 2011 from $132,271 at December 31, 2011.  The total cash used in financing the working capital during the six months ended December 31, 2011 was $30,426.  We have used our working capital primarily to increase inventory and product availability based on current changes in market price. We are balancing our working capital to take advantage of pricing opportunities, as well as balancing the funding required to complete our acqusition of the Huajie Petroleum assets.  (At closing of the Huajie Petroleum assets, we will require significant working capital for inventory to support the new facility operations.)

Based on the six months ended December 31, 2011, our inventory product mix was 58,738mt (or 19.4M gallons) of product on-hand or 48.9% of our total storage capacity of 120,000mt valued at $58,909.  Our supplier advance balance with refineries allows us to lock-in supply and pricing so that we can react quickly for purchases based on the timing of international crude oil prices fluctuations and the PRC retail pricing level adjustments.

Cash Flows from Investing Activities

For the six months ended December 31, 2011, net cash used in investing activities was $2,044 compared to net cash used in investing activities of $1,960 for the six months ended December 31, 2010.  The increase of $84 or 4.3% in net cash used in investing activities was primarily due to additional maintenance, repair and upgrades, which were capitalized improvements to extend the useful life of our facilities and equipment.

Cash Flows from Financing Activities

For the six months ended December 31, 2011, net cash used in financing activities was $30 for Series A Preferred Stock dividends paid compared to net cash used in financing activities of $161 for the payment of Series A Preferred Stock dividends and the cash provided by the proceeds from the exercise of warrants of $2,908 during the six months ended December 31, 2010.  The decrease of $2,777 in net cash provided in financing activities was due to the receipt of proceeds from the exercise of warrants during the six months ended December 31, 2010.

Plan of Operations

As described herein, we anticipate the completion of the approximately $110.1 million asset purchase of the assets of Huajie Petroleum as soon as possible based on managing our working capital.  We are currently negotiating the closing with the seller and regulatory authorities.  We expect to continue to expand our customer base utilizing our distribution platforms.  Our strategy is to leverage our customer and supplier relationships to develop additional business.  We may also look for opportunities to expand our business that we consider accretive to earnings.

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

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through December 31, 2011, the Company had not experienced impairment losses on its long-lived assets.

Inventories

Inventories consist of finished petroleum products.  Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.  When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the six months or three months ended December 31, 2011 and 2010.

Management has discussed the development and selection of these critical accounting policies with the Board of Directors and the Board has reviewed the disclosures presented above relating to them.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. The Company’s operations are not sensitive to fluctuations in interest rates.  A 10% appreciation or depreciation in interest rates in the three months and six months ended December 31, 2011 and 2010 would not have had a material impact on our interest income or interest expense.

Foreign Exchange Risk

While the Company’s reporting currency is the US Dollar, the Company’s consolidated revenues and consolidated costs and expenses are denominated in RMB. Approximately all of the Company’s assets are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as the Company’s revenues and results of operations may be affected by fluctuations in the exchange rate between US Dollars and RMB. If the RMB depreciates against the US Dollar, the value of the Company’s RMB revenues, earnings and assets as expressed in the Company’s US Dollar financial statements will decline. A 10% appreciation or depreciation in foreign exchange rates in the three months and six months ended December 31, 2011 and 2010 would not have resulted in a material loss or gain.  To date, we have not entered into any foreign exchange forward contracts or similar instruments to attempt to mitigate our exposure to change in foreign currency rates.

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

The PRC pricing level adjustments control the cost basis of finished petroleum products during the year due to petroleum pricing fluctuations in the international markets.  The price of finished petroleum products is established by a PRC regulatory body under a formula based on the movement of international prices over a look-back period of 22 working days and reset when the price increases or decrease by 4%.    The Company’s average age of inventory during the six months ended December 31, 2011 was approximately 50 days, which allows us to adjust inventory levels based on the anticipated movement of industry pricing to take advantage of pricing, supply and demand fluctuations within the marketplace. When the price of petroleum is anticipated to decline we reduce our stock on-hand of inventory and then buy additional quantities from refineries based on the next anticipated price movement.  Conversely, when prices are anticipated to increase we increase purchases from the refineries to lock-in the lower price before the increase adjustment.  Our supplier advance balance with refineries allows us to lock-in supply so that we can react quickly to purchases based on the timing of the PRC pricing levels adjustments.  A 10% appreciation or depreciation in commodity prices in the three months and six months ended December 31, 2011 and 2010 would not have resulted in a material loss or gain for the Company because of the pricing mechanism in place in the PRC.  To date, we have not entered into any commodity forward contracts or similar instruments to attempt to mitigate our exposure to change in commodity prices.

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Cai Yongjun, and Chief Financial Officer, Michael Toups, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the six months ended December 31, 2011, we have taken additional measures to strengthen our financial controls, which have included hiring additional accounting staff with greater expertise and allocating financial and human resources to strengthen our internal control structure. We are also contracted with an outside consulting firm to assist the Company in our Sarbanes Oxley (“SOX”) compliance and internal controls. The Company continues its process of SOX compliance, including mapping, testing, analysis and assessment. The Company's efforts are designed to address our internal controls for financial reporting and to strengthen our overall control environment. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address all deficiencies. The design of any system of controls is based in part upon certain assumptions about likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The implementation of our internal controls is on-going, has required substantial expenditures, and could distract our officers and employees from the operation of our business.  However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, management concluded that, as of December 31, 2011, the Company's internal control over financial reporting is effective based on those criteria.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS

There have not been any material changes from the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the SEC on September 13, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Securities

In November 2011, the Company entered into two consulting agreements with independent consultants.  Under the terms of the agreements, each consultant is to be compensated 30,000 shares of restricted common stock.  As of December 31, 2011, the Company has accrued a total of 60,000 shares of restricted common stock to be issued to the consultants.

In December 2011, the Company agreed to issue an independent director 3,000 shares of its common stock for his services to the Company.  As of December 31, 2011, the Company has accrued a total of 3,000 shares of restricted common stock to be issued to such director.

In December 2011, the Company agreed to issue its then - director 6,000 shares of common stock for his services to the Company. As of December 31, 2011, the Company has accrued a total of 6,000 share of restricted common stock to be issued to such former director.

During the three months ended December 31, 2011, the Chief Financial Officer earned and was vested in 15,000 shares of restricted common stock pursuant to his consulting agreement.  As of December 31, 2011, the Company has accrued 15,000 shares of restricted common stock to be issued to its Chief Financial Officer.

Such securities have not been registered under the Securities Act of 1933. The issuance of these shares will be exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the six month and three month periods ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet as of December 31, 2011 (Unaudited) and June 30, 2011, (ii) the Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Six Months Ended December 31, 2011 and December 31, 2010, (iii) the Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three Months Ended December 31, 2011 and December 31, 2010, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows for the Six Months Ended December 31, 2011 and December 31, 2010, (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements tagged as blocks of texts

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

Principal Executive Officers of Longwei Petroleum Investment Holding Limited
February 9, 2012	By:	/s/ Cai Yongjun
Cai Yongjun Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Toups
Michael Toups Chief Financial Officer (Principal Financial and Principal Accounting Officer)