Form 10-Q
period 2012-03-31
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2012-05-10
CIK 1111817

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period for          , 2012

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

As of May 10, 2012, the registrant had 100,766,966 shares of its common stock issued and outstanding.

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Longwei Petroleum Investment Holding Limited and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2012	June 30, 2011
Assets	(In Thousands)
Current Assets:
	(Unaudited)
Cash	$6,889	$9,422
Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 as of March 31, 2012 and June 30, 2011	32,385	23,883
Inventories	61,302	51,489
Advances to Suppliers	90,188	57,756

Total Current Assets	190,764	142,550

Deposit	87,046	85,093
Property Plant and Equipment, Net	47,177	45,662

Total Assets	$324,987	$273,305

Liabilities and Stockholders' Equity
Current Liabilities:

Accounts Payable	$815	$589
Warrant Derivative	2,291	2,893
Taxes Payable	5,858	8,096

Total Current Liabilities	8,964	11,578

Total Liabilities	8,964	11,578

Stockholders' Equity:

Preferred Stock, No Par Value, 100,000,000 Shares Authorized; 914,643 and 914,643 Issued and Outstanding as of March 31, 2012 and June 30, 2011	418	418
Common Stock, No Par Value; 500,000,000 Shares Authorized; 100,766,966 and 100,751,966 Issued and Outstanding as of March 31, 2012 and June 30, 2011	31,519	31,502
Additional Paid-in Capital	7,992	7,992
Retained Earnings	244,545	196,641
Other Comprehensive Income	31,549	25,174

Total Stockholders’ Equity	316,023	261,727

Total Liabilities and Stockholders’ Equity	$324,987	$273,305

The accompanying notes to these consolidated financial statements are an integral part of these financial statements.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income

	For the Nine Months Ended March 31,
	2012	2011
	(In Thousands, Except Per Share Data)

Net Sales	$374,236	$353,106

Cost of Sales	307,983	283,397

Gross Profit	66,253	69,709

Operating Expenses	2,889	4,097

Operating Income	63,364	65,612

Derivative Income (Expense)	602	(7,948)
Interest Income	12	12
Interest Expense	-	-

Income Before Income Tax Expense	63,978	57,676

Income Tax Expense	(16,029)	(16,809)

Net Income	47,949	40,867

Foreign Currency Translation Adjustment	6,375	9,550

Comprehensive Income	$54,324	$50,417

Net Income	$47,949	$40,867
Preferred Stock Dividends Paid in Cash	(45)	(186)

Net Income Attributable to Common Stockholders	$47,904	$40,681

Earnings per Common Share:
Basic	$0.48	$0.42

Diluted	$0.47	$0.40

Weighted Average Common Shares Outstanding:
Basic	100,762	96,931

Diluted	101,764	101,508

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income

	For the Three Months Ended March 31,
	2012	2011
	(In Thousands, Except Per Share Data)

Net Sales	$129,221	$119,574

Cost of Sales	107,367	95,486

Gross Profit	21,854	24,088

Operating Expenses	913	1,081

Operating Income	20,941	23,007

Derivative Income (Expense)	(733)	9,221
Interest Income	4	3
Interest Expense	-	-

Income Before Income Tax Expense	20,212	32,231

Income Tax Expense	(5,286)	(5,860)

Net Income	14,926	26,371

Foreign Currency Translation Adjustment	1,874	3,272

Comprehensive Income	$16,800	$29,643

Net Income	$14,926	$26,371
Preferred Stock Dividends Paid in Cash	(15)	(25)

Net Income Attributable to Common Stockholders	$14,911	$26,346

Earnings per Common Share:
Basic	$0.15	$0.26

Diluted	$0.15	$0.26

Weighted Average Common Shares Outstanding:
Basic	100,767	100,197

Diluted	101,796	102,137

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

  Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended March 31,
	2012	2011
	(In Thousands)
Cash Flows From Operating Activities:
Net Income	$47,949	$40,867

Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	1,580	1,399
Stock Based Compensation	17	857
Changes in Warrant Derivative Liability	(602)	7,948
(Increases) Decreases in Assets:
Accounts Receivable	(7,955)	(915)
Inventories	(8,631)	(22,451)
Advances to Suppliers	(31,106)	28,007
Increases (Decreases) in Liabilities:
Accounts Payable	213	(189)
Taxes Payable	(2,424)	(2,258)
Net Cash Provided By (Used in) Operating activities	(959)	53,265

Cash Flows From Investing Activities:
Purchase and Improvements to Land and Buildings	(2,057)	(1,960)
Deposit made to Acquire Fixed Assets	-	(32,232)
Net Cash Provided By (Used in) Investing Activities	(2,057)	(34,192)

Cash Flows From Financing Activities:
Payment of Dividends	(45)	(186)
Proceeds from the Exercise of Warrants	-	2,908
Net Cash Provided By (Used in) Financing Activities	(45)	2,722

Effect of Exchange Rate Changes in Cash	528	443

(Decrease) Increase in Cash	(2,533)	22,238

Cash, Beginning of Period	9,422	10,125

Cash, End of Period	$6,889	$32,363

Supplemental Cash Flow Information:
Cash Paid During the Year for:
Income Taxes	$18,303	$17,250

Supplemental Schedule of Noncash Investing and Financing Activities:
Conversion of Preferred Stock into Common Stock	$-	$2,572

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

Subsidiaries	State and Countries Registered In	Percentage of Ownership
Longwei Petroleum Investment Holding Limited	British Virgin Islands	100.0%
Taiyuan Yahua Energy Conversion Ltd.	People’s Republic of China	100.0%
Shanxi Zhonghe Energy Conversion Ltd.	People’s Republic of China	100.0%	(a)
Taiyuan Longwei Economy & Trading Ltd.	People’s Republic of China	100.0%	(a)
Shanxi Heitan Zhingyou Petrochemical Co., Ltd	People’s Republic of China	100.0%	(a)

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

Foreign Currency Translation and Other Comprehensive Income

The accounts of the Company’s PRC subsidiaries are maintained in the PRC Renminbi (“RMB”) and the accounts of the US parent company are maintained in the US Dollar (“USD”).   The accounts of the PRC subsidiaries were translated into USD in accordance with the provisions of FASB ASC Topic 830, “Foreign Currency Matters”, with the RMB as the functional currency for the PRC subsidiaries.  According to ASC 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates; and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with FASB ASC Topic 220, “Comprehensive Income,” which establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders’ equity during a period, other than those resulting from investments by and distributions to stockholders (i.e. issuance of equity securities and dividends).  Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation. The gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income. The total comprehensive income represents the activity for a period net of related tax and was a gain of $1,873,527 and a gain of $3,272,004 for the three month periods ended March 31, 2012 and 2011, respectively.  The total comprehensive income was a gain of $6,374,869 and a gain of $9,550,124 for the nine month periods ended March 31, 2012 and 2011, respectively.

Accumulated other comprehensive income related to the foreign currency translation in the consolidated statement of shareholders’ equity amounted to $31,548,931 and $25,174,062 as of March 31, 2012 and June 30, 2011, respectively.  The balance sheet amounts with the exception of equity at March 31, 2012 and June 30, 2011 were translated at RMB 6.3185 to $1.00 USD and RMB 6.4635 to $1.00 USD, respectively.  The average translation rates applied to income statement amounts for the three month periods ended March 31, 2012 and 2011 were at RMB 6.3088 to $1.00 USD and RMB 6.5804 to $1.00 USD, respectively.  The average translation rates applied to income and cash flow statement amounts for the nine month periods ended March 31, 2012 and 2011 were at RMB 6.3626 to $1.00 USD and RMB 6.6703 to $1.00 USD, respectively.

 Concentration of Risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions or state owned banks within the PRC, which do not provide for insurance against lost funds.  The Company also maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US.  Balances at financial institutions or state owned banks within the PRC are not insured and amounted to $6,043,836 and $7,940,056 at March 31, 2012 and June 30, 2011, respectively.  As of March 31, 2012 and June 30, 2011, the Company had $476,724 and $1,227,500, respectively, in deposits in excess of federally insured limits in its US bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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
The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a nonrecurring basis are those that are adjusted to fair value when a significant event occurs.  The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.  The Company had a warrant derivative liability carried at fair value on a recurring basis at March 31, 2012.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as reported during the nine months ended March 31, 2012, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at March 31, 2012

Warrant Derivative Liability	$-	$2,291,057	$-	$2,291,057

Total	$-	$2,291,057	$-	$2,291,057

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

Reclassification

Certain reclassifications have been made to the consolidated financial statements as of June 30, 2011 and for the nine and three months ended March 31, 2011 in order to conform to the condensed consolidated financial statement presentation as of and for the nine and three months ended March 31, 2012. These reclassifications had no effect on net income or cash flows as previously reported.

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

Accounting Standards Update (“ASU”) ASU No. 2010-09 (ASC Topic 855), which amends Subsequent Events Recognition and Disclosures, ASU No. 2009-16 (ASC Topic 860), which amends Accounting for Transfer of Financial Assets, ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-08, Earnings per Share, ASU No. 2009-12(ASC Topic 820), Investments in Certain Entities That Calculate Net Asset Value per Share, and various other ASU’s No. 2009-2 through ASU No. 2011-12 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Commitments

The Company has no rent expense or lease commitments for the nine and three month periods ended March 31, 2012 and 2011.

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices.  No material annual loss is expected from these commitments.

The Company has advances to several refineries for inventory in the amount of $90,188,004, which will be offset against future purchases from the suppliers.

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, environmental matters and tax matters.  An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  As of March 31, 2012 the Company has not recognized an accrual for any loss contingency.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if an allowance for doubtful accounts is necessary and adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Through the date of these financial statements, the Company has never experienced a significant bad debt.  As a result, no allowance for doubtful accounts has been recorded. Trade accounts receivable as of March 31, 2012 and June 30, 2011 consisted of the following:

	March 31, 2012 (in thousands)	June 30, 2011 (in thousands)

Trade Accounts Receivable	$32,385	$23,883
Less: Allowance for Doubtful Accounts	-	-
Totals	$32,385	$23,883

NOTE 5 – INVENTORIES

As of March 31, 2012 and June 30, 2011, inventory consisted of significant quantities of diesel and gasoline, among others, as outlined herein:

	March 31, 2012 (in thousands)	June 30, 2011 (in thousands)

Diesel	$32,484	$26,748
Gasoline	27,847	23,907
Fuel Oil	468	548
Solvents	503	286
Total	$61,302	$51,489

NOTE 6 – ADVANCES TO SUPPLIERS

As of March 31, 2012 and June 30, 2011, advances to suppliers consisted of significant deposits on account with the Company’s suppliers, which are petroleum refineries.  The deposits are held by the Company’s suppliers to ensure that the delivery of inventory to the Company is made in a timely manner.  The Company attempts to maintain a significant balance on account with suppliers with the expectation of receiving preferential pricing and delivery of product from suppliers.

	March 31, 2012 (in thousands)	June 30, 2011 (in thousands)

Advances to Suppliers	$90,188	$57,756
Total	$90,188	$57,756

NOTE 7 – DEPOSIT

Longwei entered into a letter of intent with Shangxi Jiangtong Chemicals Co., Ltd. (“Jiangtong”) to acquire the assets of Jiangtong’s wholly-owned subsidiary Huajie Petroleum Co., Ltd. (“Huajie”).  The Company intends to acquire the assets of a fuel storage depot in northern Shanxi Province (located in Xingyuan, Shanxi) including fuel tanks with a 100,000 metric ton storage capacity. The Company has paid a deposit of 550 million RMB (approximately USD $87.0 million) toward the full purchase price of 700 million RMB (approximately USD $110.8 million).  The assets are non-operational with no revenue-producing history and include land use rights for 98 acres of land, 100,000 tonnage fuel tanks with accessory facilities and equipment, a special transportation railway line, and a 3,000-square-meter office building.  The acqusition is subject to final due diligence and board approval.  The Company intends to use its cash on hand, bank and other financing, and working capital assets to finance the acquisition.

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

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:
	March 31, 2012 (in thousands)	June 30, 2011 (in thousands)

Buildings	$5,375	$5,617
Machinery and Storage Equipment	36,890	32,816
Railway	14,291	14,698
Motor Vehicles	293	287
Total Property, Plant and Equipment	56,849	53,418
Less: Accumulated Depreciation	(9,672)	(7,756)
Property, Plant and Equipment, net	47,177	45,662

Depreciation expense for the nine months ended March 31, 2012 and 2011 was $1,579,932 and $1,399,176, respectively.  Depreciation expense for the three months ended March 31, 2012 and 2011 was $534,850 and $469,078, respectively.

NOTE 9 – TAXES

Taxes payable consisted of the following:

	March 31, 2012 (in thousands)	June 30, 2011 (in thousands)

Income Tax Payable	$4,871	$6,516
Value Added Tax Payable	862	1,404
Business Taxes and Other Payables	125	176
Total	$5,858	$8,096

Income Taxes

On March 16, 2007, the PRC National People’s Congress passed the PRC Enterprise Income Tax Law (“New EIT Law”) which became effective on January 1, 2008.  Pursuant to the New EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied consistently to both domestic-invested enterprises and foreign-invested enterprises.

Taiyuan Yahua Energy Conversion Ltd. and Shanxi Zhonghe Energy Conversion Ltd. are taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%. Neither company had income taxes due during the nine month or three month periods ended March 31, 2012 and 2011.  Since these two entities have minimal business operations, the two entities are unlikely to have profits in future periods. As a result, all deferred tax assets and liabilities are deminimus, and management would have a 100% valuation allowance for all deferred tax assets.

The operating subsidiaries of Taiyuan Longwei Economy & Trading Ltd. and its subsidiary Shanxi Heitan Zhingyou Petrochemical Co. Ltd. (Gujiao operations) are taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%.  These entities had taxes due during the three months ended March 31, 2012 and 2011 of $5,285,942 and $5,859,878, respectively.  These entities had taxes due during the nine months ended March 31, 2012 and 2011 of $16,029,457 and $16,809,044, respectively.

Longwei Petroleum Investment Holding Limited (BVI) is exempt from income tax on all sources of income pursuant to the tax law in the British Virgin Islands. However, pursuant and subsequent to the reverse merger, the parent company in U.S. may pay tax in future years.

United States of America

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate.  As the Company has no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of March 31, 2012 and 2011.

Colorado

The Company is incorporated in the State of Colorado but does not conduct business in Colorado. As the Company has no income generated in the State of Colorado, there was no corporate tax expense or tax liability due to the State of Colorado as of March 31, 2012 and 2011.

British Virgin Islands

The Company’s subsidiary, Longwei Petroleum Investment Holding Limited (BVI), is incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.  As the Company has no income generated in the British Virgin Islands, there was no corporate tax expense or tax liability due to the British Virgin Islands as of March 31, 2012 and 2011.

People’s Republic of China

Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income is 25% for the Company’s PRC subsidiaries.  There is no tax provision in the US for the nine and three month periods ended March 31, 2012 or 2011, respectively.

	For the Nine Months Ended
	March 31, 2012 (in thousands)	March 31, 2011 (in thousands)
Taxable Income (loss) before income tax
United States	$(741)	$(1,448)
PRC	64,117	67,072
Total	$63,376	$65,624

Provision for Income Taxes
Current income tax	$16,029	$16,809
Deferred income tax	-	-
Total	$16,029	$16,809

Effective tax rate – worldwide (PRC rate)	25%	26%

Reconciliation of U.S. statutory rate to effective income tax rate
Statutory U.S. tax rate	34%	34%
Tax rate difference (between domestic and foreign)	-9%	-9%
Other*	0%	1%
Effective worldwide tax rate	25%	26%

	For the Three Months Ended
	March 31, 2012 (in thousands)	March 31, 2011 (in thousands)
Taxable Income (loss) before income tax
United States	$(198)	$(429)
PRC	21,143	23,439
Total	$20,945	$23,010

Provision for Income Taxes
Current income tax	$5,286	$5,860
Deferred income tax	-	-
Total	$5,286	$5,860

Effective tax rate – worldwide (PRC rate)	25%	25%

Reconciliation of U.S. statutory rate to effective income tax rate
Statutory U.S. tax rate	34%	34%
Tax rate difference (between domestic and foreign)	-9%	-9%
Other*	0%	0%
Effective worldwide tax rate	25%	25%

Other* - The percentage represents the expenses incurred by the Company that were not deductable for PRC income tax.

The Company did not have any significant temporary differences relating to deferred tax liabilities as of March 31, 2012 or June 30, 2011.  (All of the NOL has 100% allowance.)  A valuation allowance for the deferred tax assets is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated.  The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent such earnings are indefinitely invested outside of the U.S.  As of March 31, 2012 and 2011, the above accumulated adjusted earnings of non-U.S. subsidiaries was indefinitely invested.  At the existing U.S. federal income tax rate, additional U.S. income taxes would have to be provided if such earnings were remitted currently.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and liabilities.  The components of the deferred tax assets and liabilities are individually classified as current or non-current based on their characteristics. Deferred tax assets and liabilities are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  A provision has not been made at March 31, 2012 or June 30, 2011 for U.S. or additional foreign withholding taxes of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.  Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the government.  However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current government officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2012 and June 30, 2011 are not material to its results of operations, financial condition or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2012 and June 30, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on the current PRC tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows as of March 31, 2012 and 2011.

Effective January 1, 2007, the Company adopted ASC 740-10, “Accounting for Uncertainty in Income Taxes” (formerly “FIN 48”, an interpretation of FASB statement No. 109), Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2012 and June 30, 2011, the Company does not have a liability for unrecognized tax benefits.

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

Accounting  for the Warrants

The Company analyzed the Warrants in accordance with ASC Topic 815 to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and, if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The Company adopted the provisions of ASC Topic 815 subtopic 40 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC Topic 815 subtopic 40”) on July 1, 2009, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting ASC Topic 815 subtopic 40, the Company concluded that the Warrants issued in the October 2009 Financing should be treated as a derivative liability because the Warrants are entitled to a price adjustment provision to allow the Conversion Price to be reduced in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable Exercise Price or without consideration, which is typically referred to as a “down-round protection” or “anti-dilution” provision.  According to ASC Topic 815 subtopic 40, the “down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants to fail to be qualified as indexed to the Company’s own stock and then to fail to meet the scope exceptions of ASC Topic 815. Therefore, the Company accounted for the Warrants as derivative liabilities under ASC Topic 815 (codification of EITF 00-19).  Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings under the other income/expense in the consolidated statement of operations at each reporting period.  During the nine month period ended March 31, 2012 and 2011, the Company recorded a gain on warrant re-valuation of $602,413 and a loss on warrant re-valuation of $7,947,841, respectively.  During the three month period ended March 31, 2012 and 2011, the Company recorded a loss on warrant re-valuation of $733,177 and a gain on warrant re-valuation of $9,220,821, respectively.

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

October 2009 Financing Warrants - Valuation Inputs
Attribute	March 31, 2012	June 30, 2011	October 29, 2009
Stock Price	$1.68	$1.48	$2.05
Risk Free Interest Rate	0.51%	0.81%	1.50%
Volatility	68.6%	64.0%	63.9%
Exercise Price	$2.255	$2.255	$2.255
Dividend Yield	0%	0%	0%
Contractual Life (Years)	0.59	1.35	3.00
Fair Market Value	$2,291,057	$2,893,470	$7,327,517

In accordance with ASC Topic 470-20, “Debt with Conversion and Other Options,” the gross proceeds of $14,849,201 from the October 2009 Financing were first allocated to the warrant derivative based on its fair value of $7,327,517 with the residual value of $7,521,684 allocated to the Series A Preferred Stock as of October 29, 2009. The remeasured fair value of the Warrants as of March 31, 2012 was $2,291,057.

Key Terms of October 2009 Financing

Additional key terms of the Series A Preferred Stock sold by the Company in the October 2009 Financing are described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 2, 2009 and provide the relevant contractual terms and actual copies of the documents associated with the October 2009 Financing.

Stock Warrant Activity

The following is a summary of the Company’s stock warrant activity through March 31, 2012, only one class of warrants outstanding – related to the October 2009 Financing stock warrants, adjusted for any changes in the exercise price of the stock warrants:

	Stock Warrants	Weighted Average Exercise Price
Outstanding – June 30, 2010	14,849,201	$2.255
Exercisable – June 30, 2010	14,849,201	$2.255
Granted	-	$-
Exercised	(3,306,949)	$2.255
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2011	11,542,252	$2.255
Exercisable – June 30, 2011	11,542,252	$2.255
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2012	11,542,252	$2.255
Exercisable – March 31, 2012	11,542,252	$2.255

The following is a summary of the Company’s stock warrants outstanding as of March 31, 2012, only one class of warrants outstanding – related to the October 2009 Financing stock warrants, adjusted for any changes in the exercise price of the stock warrants:

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.255	11,542,252	0.59 years	$2.255	11,542,252	$2.255

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 600,000,000 shares, in aggregate, consisting of 500,000,000 shares of common stock, no par value, and 100,000,000 shares of preferred stock, no par value. The Company's current Certificate of Incorporation authorizes the Board of Directors (the “Board”) to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of March 31, 2012, the Company had 914,643 shares of Series A Preferred Stock and 100,766,966 shares of common stock issued and outstanding.  As of June 30, 2011, the Company had 914,643 shares of Series A Preferred Stock and 100,751,966 shares of common stock issued and outstanding.

Recent Sale of Securities

During the three months ended March 31, 2012, the Chief Financial Officer earned and was vested in 15,000 shares of restricted common stock pursuant to his consulting agreement.

As of March 31, 2012, the Company has accrued 99,000 shares of restricted common stock previously reported under stock based compensation to the following persons:

(1) 30,000 shares of restricted common stock to be issued to its Chief Financial Officer,
(2) 60,000 shares of restricted common stock to be issued to consultants,
(3) 9,000 shares of restricted common stock to be issued to its directors.

Such securities have not been registered under the Securities Act of 1933. The issuance of these shares will be exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

NOTE 12 – EARNINGS PER SHARE

FASB ASC Topic 260, “Earnings Per Share”, requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

The Company only has common stock and the following convertible instruments outstanding at March 31, 2012:

1.        914,643 Preferred Shares – convertible on a 1:1 basis for common shares
2.        11,542,252 October 2009 Financing Warrants – exercisable at $2.255 per share
3.        114,000 Common Shares – issuable to officers, directors and consultants under various agreements

Total number of potential additional dilutive common shares outstanding as of March 31, 2012 was 12,570,895 from outstanding convertible instruments.

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

The following table sets forth the computation of basic and dilutive net income per share:

	For the Nine Months Ended
	March 31, 2012	March 31, 2011
Net income attributable to common stockholders	$47,904,032	$40,681,747

Basic weighted average outstanding shares of common stock	100,762,002	96,931,079
Weighted number of dilutive shares	1,002,014	4,577,187
Diluted weighted average common stock and common stock equivalents	101,764,016	101,508,266

Earnings per share:
Basic	$0.48	$0.42
Dilutive	$0.47	$0.40

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Net income attributable to common stockholders	$14,911,182	$26,346,201

Basic weighted average outstanding shares of common stock	100,766,966	100,197,482
Weighted number of dilutive shares	1,028,643	3,834,322
Diluted weighted average common stock and common stock equivalents	101,795,609	102,136,976

Earnings per share:
Basic	$0.15	$0.26
Dilutive	$0.15	$0.26

NOTE 13 - SEGMENT INFORMATION

The Company operates under the following business segments:

1.	Product Sales - The Company purchases and sells diesel, gasoline, fuel oil and solvents in the PRC.
2.	Agency Fees - The Company acts as an agent in the purchase and sale of the Products by other intermediaries in the PRC.

	Nine Month Period Ended March 31, 2012 (In Thousands)
	Product Sales	Agency Fees	Consolidated Total
Net Sales	$359,036	$15,200	$374,236
Cost of Sales	307,983	-	307,983
Operating Income	48,164	15,200	63,364
Segment Assets	324,987	-	324,987
Segment Liabilities	8,964	-	8,964
Segment Purchases	2,045	-	2,045

	Nine Month Period Ended March 31, 2011 (In Thousands)
	Product Sales	Agency Fees	Consolidated Total
Net Sales	$336,397	$16,709	$353,106
Cost of Sales	283,397	-	283,397
Operating Income	54,081	11,531	65,612
Segment Assets	247,312	-	247,312
Segment Liabilities	10,898	-	10,898
Segment Purchases	1,960	-	1,960

	Three Month Period Ended March 31, 2012 (In Thousands)
	Product Sales	Agency Fees	Consolidated Total
Net Sales	$124,851	$4,370	$129,221
Cost of Sales	107,367	-	107,367
Operating Income	16,571	4,370	20,941
Segment Assets	324,987	-	324,987
Segment Liabilities	8,964	-	8,964
Segment Purchases	13	-	13

	Three Month Period Ended March 31, 2011 (In Thousands)
	Product Sales	Agency Fees	Consolidated Total
Net Sales	$114,396	$5,178	$119,574
Cost of Sales	95,486	-	95,486
Operating Income	17,829	5,178	23,007
Segment Assets	247,312	-	247,312
Segment Liabilities	10,898	-	10,898
Segment Purchases	-	-	-

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

Agency Fees

Agency fee revenues consist of fees, similar to a sales commission, charged to intermediaries who lack the required licenses to purchase directly from refineries, as well as the volume purchasing capability of the Company. Agency fee revenues are recognized when there is evidence of an arrangement that specifies pricing and irrevocable receipt of product and collection has occurred. Cost of agency fee service revenues consists of selling commission, transportation or other costs, if any, associated with the agency fee arrangement.  For the nine month and three month periods ended March 31, 2012 and 2011, respectively, the Company stopped transporting or handling the products associated with the agency fees and only acted in a broker capacity allowing other intermediaries to use its licenses to take possession of the products.  The Company considers any costs associated with Agency fee revenues immaterial and has not allocated any costs to Agency fees for the nine month or three month periods ended March 31, 2012 and 2011, respectively.

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

RESULTS OF OPERATIONS

(All numbers referenced are "in thousands,” except price per metric ton “mt” and earnings per share)

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenues

For the three months ended March 31, 2012, we reported revenues of $129,221, an increase of $9,647 or 8.1% from revenues of $119,574 reported for the three months ended March 31, 2011.  Our Taiyuan and Gujiao fuel storage depots generated revenues of $60,558 and $64,293, respectively, and we earned an additional $4,370 in agency fees during the three months ended March 31, 2012.  During this period our product mix was approximately split between diesel (52%), gasoline (47%), and other petroleum products (1%) sales.  The sales increase was due to the increase in product sales price.  The weighted average sales price per metric ton (“mt”) of petroleum products sold increased approximately 16.0% to $1,226/mt from $1,057/mt during the three months ended March 31, 2012 and 2011, respectively.
	For the Three Months Ended
	March 31,	March 31,
(in thousands, except metric tons)	2012	2011	% Change
Product Sales:
Taiyuan Facility	$60,558	$63,100	(4.0%	)
Gujiao Facility	64,293	51,296	25.3%
Total Product Sales	124,851	114,396	9.1%

Agency Fees	4,370	5,178	(15.6%	)

Total Revenues	$129,221	$119,574	8.1%

Sales Volume: (mt)
Taiyuan Facility	49,956	60,140	(16.9%	)
Gujiao Facility	51,900	48,076	8.0%
Total Sales Volume	101,856	108,216	(5.9%	)

Weighted average selling price per mt	$1,226/mt	$1,057/mt	16.0%

We continue to allocate product sales between our two facilities, Taiyuan and Gujiao, to better serve our customer base.   The two facilities are approximately 30 kilometers apart and their service markets overlap.  Total sales volume for the three month period ended March 31, 2012 dropped 5.9% to 101,856mt from 108,216mt for the three month period ended March 31, 2011.  The drop in volume was primarily due to rising fuel prices between the periods and the PRC’s attempts to slow down economic growth.  During this timeframe we also declined certain sales opportunities to maintain our margins during a period of rising inventory costs, as well as carefully managed our cash flow due to the large deposit paid for the Huajie Petroleum assets.  The deposit of $87,046 has been paid in cash generated through operations.

The increase in the price per mt of petroleum products was due to the increase in international crude oil prices and corresponding price increases set by the PRC to retail petroleum prices.  During the time from three month period ended March 31, 2011 through the three month period ended March 31, 2012, the PRC increased retail petroleum prices four times, but decreased retail prices once in October 2011.

Brent Crude Price vs. PRC Retail Prices – Price Trend Lines

Sales for our third fiscal quarter of 2012 (three months ended March 31, 2012) increased $2,837 or 2.2% to $129,221 from $126,384 for the second fiscal quarter of 2012 (three months ended December 31, 2011).   During the third fiscal quarter of 2012 the weighted average sales price per mt of petroleum products sold increased approximately $50/mt or 4.3% to $1,226/mt from $1,176/mt  because of retail price increases in both February 2012 (300 RMB or approximately $48/mt) and March 2012 (600RMB or approximately $95/mt).  These price increases more closely aligned the PRC retail petroleum prices to the world prices based on the increase in crude oil prices.

Our volume sales decreased 1,089mt or 1.1% during the third fiscal quarter of 2012 to 101,856mt from 102,945mt for the second fiscal quarter of 2012.  The Chinese New Year is typically celebrated during our third fiscal quarter ended March 31.  During this national holiday celebration the Company’s operating activities are significantly curtailed for approximately two weeks.

Costs of Sales

Costs of sales increased by $11,881 or 12.4% to $107,367 for the three months ended March 31, 2012 compared to $95,486 for the three months ended March 31, 2011.  As a percentage of total revenues our total cost of sales between the periods increased by 3.2% as a percentage of revenues to 83.1% from 79.9%.  The increase in cost of sales was primarily due to higher weighted average inventory costs during a period of rising international prices and a period of lower retail prices implemented by the PRC in October 2011.  The PRC retail price was subsequently increased in February and March 2012 to more accurately reflect worldwide crude oil prices.

The Company also experienced a drop in agency fee revenues of $808 or 15.6% to $4,370 during the three months ended March 31, 2012 compared to $5,178 during the three months ended March 31, 2011.  When the Company earns higher agency fees, the net effect lowers the percentage of total cost of sales because there are no costs associated with the agency fees.

We pay market prices from our refinery suppliers and carefully manage our inventory levels to adjust to pricing fluctuations. The three-month weighted average cost basis per metric ton of petroleum product we sold increased by $172/mt or 19.5% to $1,054mt from $882/mt during the three months ended March 31, 2012 and 2011, respectively.  During the three month period ended March 31, 2012, the Company’s gross profit margin on product sales declined 15.7% to 14.0% from 16.6% during the three month period ended March 31, 2011, because of higher inventory costs due to rising international crude oil prices.

	For the Three Months Ended
	March 31,	March 31,
	2012	2011	% Change
Product Sales Revenue and Cost per metric ton (“mt”)
Weighted average selling price/mt	$1,226/mt	$1,057/mt	16.0%
Weighted average cost/mt	1,054/mt	882/mt	19.5%
Gross profit/mt	$172/mt	$175/mt	(1.7%)

Gross profit margin	14.0%	16.6%	(15.7%)

Cost of sales for our third fiscal quarter of 2012 (three months ended March 31, 2012) increased $3,365 or 3.2% to $107,367 from $104,002 for the second fiscal quarter of 2012 (three months ended December 31, 2011).   As a percentage of total revenues our total cost of sales between the quarters increased by 0.8% as a percentage of revenues to 83.1% from 82.3%.  The increase in the total cost of sales as a percentage of total revenues was primarily because of the decrease in agency fee revenues of $921 or 17.4% to $4,370 during the three months ended March 31, 2012 compared to $5,291during the three months ended December 31, 2011.  When the Company earns higher agency fees, the net effect lowers the percentage of total cost of sales because there are no costs associated with the agency fees.

During the third fiscal quarter of 2012 the weighted average cost per mt of petroleum products sold increased approximately $44/mt or 4.4% to $1,054/mt from $1,010/mt during the second fiscal quarter of 2012 because of rising international crude prices.  However, the gross profit on product sales improved $6/mt or 3.6% to $172/mt (14.0% gross profit margin on product sales) during the three months ended March 31, 2012 as compared to $166/mt (14.1% gross profit margin on product sales) during the three months ended December 31, 2011.  The improved gross profit is primarily due to the PRC price increases in February and March 2012 to more accurately reflect worldwide crude oil process.

The cost basis of finished petroleum products fluctuates during the year due to the pricing mechanism in place in the PRC.  The price of finished petroleum products is established by a PRC regulatory body, National Regulatory Development Commission (“NDRC”), under a formula based on the movement of international prices over a look-back period of 22 working days and generally resets when the price increases or decreases by 4%.  The NDRC adjusts domestic finished oil prices by modifying the retail price of gasoline and diesel in all provinces, which has an upstream pricing effect over the wholesale price of finished oil products.  We attempt to manage our costs by utilizing our storage capacity to adjust inventory levels based on the anticipated movement of industry pricing to take advantage of pricing and supply and demand fluctuations within the marketplace.  The Company’s average age of inventory for the three months ended March 31, 2012 was approximately 50 days as the Company held more inventory to take advantage of additional product purchases for on-hand inventory during a period of rising prices by utilizing our large storage capacity.  This compares to the Company’s average age of inventory for the three months ended March 31, 2011 of approximately 51 days also during a time rising prices for international crude oil.  During this time we also increased our advances to suppliers to lock in pricing based on uncertainty associated with the international crude oil price fluctuations from tensions in the Middle East.  The Company is continually working to optimize its inventory turnover, which expands sales capacity based on increased inventory movement.  In times of anticipated rising prices the Company tries to lock-in pricing and increase inventory on-hand prior to the PRC pricing mechanism adjusting the set retail price upwards.  Our supplier advance balance with refineries allows us to lock-in pricing and supply so that we can react quickly to purchases based on anticipated movements in the international price of crude oil and the timing of the PRC pricing levels adjustments.

Operating Expenses

Operating expenses for the three months ended March 31, 2012 decreased $168 or 15.5% to $913 as compared to $1,081 for the three months ended March 31, 2011, due primarily to lower professional fees paid during the period.  As a percentage of revenues, operating expenses declined to 0.7% for the three months ended March 31, 2012 from 0.9% for the three months ended March 31, 2011.  Operating expenses during 2012 included non-cash expenses of $535 in depreciation and $17 in accrued stock based compensation.  The Company paid approximately $361 in cash payments for salaries, consulting and professional fees, insurance and travel primarily related to fees and expenses for administration and the operations of the public company.  Operating expenses during 2011 included non-cash expenses of $469 in depreciation and $227 in stock based compensation.  The Company paid $385 in cash payments for salaries, consulting and professional fees, insurance and travel primarily related to fees and expenses for administration and the operations of the public company.

Operating Income

Operating income for the three months ended March 31, 2012 decreased $2,066 or 9.0% to $20,941 from $23,007 for the three months ended March 31, 2011, primarily due to the price increases in the petroleum market and retail price decrease in the PRC, which reduced the Company’s overall gross profit margin 3.2% between the periods.

Income Before Taxes

Income before taxes for the three months ended March 31, 2012 decreased $12,019 or 37.3% to $20,212 as compared to $32,231 for the three months ended March 31, 2011 primarily due to the increase in other income/expenses associated with the accounting for the non-cash warrant derivative liability charge.

Other income/expenses for the three months ended March 31, 2012 were primarily related to the non-cash expense charge for the change in the warrant derivative liability of ($733).  Other income for the three months ended March 31, 2011 were primarily related to the non-cash income reported for the change in the warrant derivative liability of $9,221.  The non-cash income and expense are accounted for in accordance with GAAP for the change in the fair value of the warrant derivative liability.  If the non-cash adjustment had not been required to be recorded, the Company’s income before taxes would have decreased $2,065 or 9.0% to $20,945 from $23,010 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

The financial instrument classified as derivatives consisted of Warrants to purchase shares of our common stock issued in connection with our October 2009 Financing.  The Warrants have a three year term that expire October 29, 2012 and have an exercise price per share of $2.255.  The increase in the warrant derivative liability expense was attributable to the increase in the calculation variables of stock price and risk-free rate of return.

The interest income increased $1 for the period to $4 for the three months ended March 31, 2012 from $3 for the three months ended March 31, 2011 because of higher average cash balances during the period.  The Company had no outstanding long-term debt.

Income tax expense for the three months ended March 31, 2012 decreased $574 or 10.0% to $5,286 from $5,860 for the three months ended March 31, 2011, due to the decrease in operating income earned during the period.

Net Income

Net income decreased $11,445 or 43.4% to $14,926 for the three months ended March 31, 2012 from $26,371 for the three months ended March 31, 2011, due to the reasons set forth above.

Comprehensive income for the three months ended March 31, 2012 decreased $12,843 or 43.3% to $16,800 from $29,643 for the three months ended March 31, 2011, due to the decrease in net income.  The foreign currency translation adjustment decreased $1,398 or 42.7% to $1,874 for the three months ended March 31, 2012 from $3,272 for the three months ended March 31, 2011.

Net income attributable to common shareholders decreased by $11,435 or 43.4% to $14,911 for the three months ended March 31, 2012 from $26,346 for the three months ended March 31, 2011.  For the three months ended March 31, 2012 we paid $15 in cash dividends on preferred stock compared to $25 in cash dividends paid on preferred stock for the three months ended March 31, 2011.

Basic and Diluted Income Attributable to Common Shareholders per Share

The Company’s basic net income attributable to common shareholders per share decreased $0.11 or 42.3% to $0.15 from $0.26 for the three months ended March 31, 2012 and 2011, respectively.

The Company’s diluted net income attributable to common shareholders per share decreased $0.11 or 42.3% to $0.15 from $0.26 for the three months ended March 31, 2012 and 2011, respectively.

For the Nine Months Ended March 31, 2012 Compared to the Nine Months Ended March 31, 2011

Revenues

For the nine months ended March 31, 2012, we reported revenues of $374,236, an increase of $21,130 or 6.0% from revenues of $353,106 reported for the nine months ended March 31, 2011.  Our Taiyuan and Gujiao fuel storage depots generated revenues of $183,671 and $175,365, respectively, and we earned an additional $15,200 in agency fees during the nine months ended March 31, 2012.  During this period our product mix was approximately split evenly between diesel and gasoline sales.  The sales increase was due to the increase in product sales price.  The weighted average sales price per metric ton (“mt”) of petroleum products sold increased approximately $229/mt or 23.5% to $1,202/mt from $973/mt during the nine months ended March 31, 2012 and 2011, respectively.

	For the Nine Months Ended
	March 31,	March 31,
(in thousands, except metric tons)	2012	2011	% Change
Product Sales:
Taiyuan Facility	$183,671	$198,332	(7.4%	)
Gujiao Facility	175,365	138,065	27.0%
Total Product Sales	359,036	336,397	6.7%

Agency Fees	15,200	16,709	(9.0%	)

Total Revenues	$374,236	$353,106	6.0%

Sales Volume: (mt)
Taiyuan Facility	155,378	205,167	(24.3%	)
Gujiao Facility	143,286	140,608	1.9%
Total Sales Volume	298,664	345,775	(13.6%	)

Weighted average selling price per mt	$1,202/mt	$973/mt	23.5%

The increase in the price per mt of petroleum products was due to the increase in international crude oil prices and corresponding price increases set by the PRC to retail petroleum prices.  During the time from nine month period ended March 31, 2011 through the nine month period ended March 31, 2012, the PRC increased retail petroleum prices six times, but decreased retail prices once in October 2011.

We continue to allocate product sales between our two facilities, Taiyuan and Gujiao, to better serve our customer base.   The two facilities are approximately 30 kilometers apart and their service markets overlap.  Total sales volume for the nine month period ended March 31, 2012 dropped 13.6% to 298,664mt from 345,775mt for the nine month period ended March 31, 2011.  The drop in volume was primarily due to rising fuel prices and the PRC’s attempts to slow down economic growth.  During this timeframe we also declined certain sales opportunities to maintain our margins, as well as carefully managed our cash flow due to the large deposit paid for the Haujie Petroleum assets.  The deposit of $87,046 has been paid in cash generated through operations.

Costs of Sales

Costs of sales increased by $24,586 or 8.7% to $307,983 for the nine months ended March 31, 2012 compared to $283,397 for the nine months ended March 31, 2011.  As a percentage of total revenues our total cost of sales between the periods increased by 2.0% as a percentage of revenues to 82.3% from 80.3%.  The increase in cost of sales was primarily due to higher weighted average inventory costs during a period of rising international prices and a period of lower retail prices implemented by the PRC in October 2011.  The PRC retail price was subsequently increased in February and March 2012 to more accurately reflect worldwide crude oil prices.

The Company also experienced a drop in agency fee revenues of $1,509 or 9.0% to $15,200 during the nine months ended March 31, 2012 compared to $16,709 during the nine months ended March 31, 2011.  When the Company earns higher agency fees, the net effect lowers the percentage of total cost of sales because there are no costs associated with the agency fees.

We pay market prices from our refinery suppliers and carefully manage our inventory levels to adjust to pricing fluctuations. The nine month weighted average cost basis per metric ton of petroleum product we sold increased by $211/mt or 25.7% to $1,031/mt from $820/mt during the nine months ended March 31, 2012 and 2011, respectively.  During the nine months ended March 31, 2012, the Company’s gross profit margin on product sales declined 9.6% to 14.2% from 15.7% during the nine month period ended March 31, 2011, due to rising international crude oil prices and the PRC retail price decrease in October 2011.

The Company’s average age of inventory for the nine months ended March 31, 2012 increased to approximately 50 days as the Company held more inventory to take advantage of additional product purchases for on-hand inventory during a period of rising prices by utilizing our large storage capacity.  This compares to the Company’s average age of inventory for the nine months ended March 31, 2011 of approximately 44 days during a time as the price of international crude oil began to rise steadily.  During this time we also increased our advances to suppliers to lock in pricing based on uncertainty associated with the international crude oil price fluctuations from tensions in the Middle East.  The Company is continually working to optimize its inventory turnover, which expands sales capacity based on increased inventory movement.  In times of anticipated rising prices the Company tries to lock-in pricing and increase inventory on-hand prior to the PRC pricing mechanism adjusting the set retail price upwards.  Our supplier advance balance with refineries allows us to lock-in supply so that we can react quickly to purchases based on the timing of the PRC pricing levels adjustments.

	For the Nine Months Ended
	March 31,	March 31,
	2012	2011	% Change
Product Sales Revenue and Cost per metric ton (“mt”)
Weighted average selling price/mt	$1,202/mt	$973/mt	23.5%
Weighted average cost/mt	1,031/mt	820/mt	25.7%
Gross profit/mt	$171/mt	$153/mt	11.8%

Gross profit margin	14.2%	15.7%	(9.6%)

Operating Expenses

Operating expenses for the nine months ended March 31, 2012 decreased $1,208 or 29.5% to $2,889 as compared to $4,097 for the nine months ended March 31, 2011, due primarily to lower professional fees paid, including stock based compensation during the period.  As a percentage of revenues, operating expenses declined to 0.8% for the nine months ended March 31, 2012 from 1.2% for the nine months ended March 31, 2011.  Operating expenses during the nine months ended March 31, 2012 included non-cash expenses of $1,580 in depreciation and $136 in accrued stock based compensation.  The Company paid approximately $1,173 in cash payments for salaries, consulting and professional fees, insurance and travel primarily related to fees and expenses for administration and the operations of the public company.  Operating expenses during the nine months ended March 31, 2011 included non-cash expenses of $1,399 in depreciation and $857 in stock based compensation.  The Company paid $1,841 in cash payments for salaries, consulting and professional fees, insurance and travel primarily related to fees and expenses for administration and the operations of the public company.

Operating Income

Operating income for the nine months ended March 31, 2012 decreased $2,248 or 3.4% to $63,364 from $65,612 for the nine months ended March 31, 2011, primarily due to the price increases in the petroleum market and retail price decrease in the PRC, which reduced the Company’s overall gross profit margin 2.0% between the periods.

Income Before Taxes

Income before taxes for the nine months ended March 31, 2012 increased $6,302 or 10.9% to $63,978 as compared to $57,676 for the nine months ended March 31, 2011 primarily due to the increase in other income/expenses associated with the accounting for the non-cash warrant derivative liability charge.

Other income/expenses for the nine months ended March 31, 2012 were primarily related to the non-cash income reported for the change in the warrant derivative liability of $602.  Other income/expenses for the nine months ended March 31, 2011 were primarily related to the expense charge for the change in the warrant derivative liability of $7,948.  In accordance with GAAP, we recorded the non-cash income and expense charge for the change in the fair value of the warrant derivative, which increased $8,550 between the nine months ended March 31, 2012 and 2011, respectively.  If the non-cash adjustment had not been necessary to be recorded, the Company’s income before taxes would have decreased $2,248 or 3.4% to $63,376 from $65,624 for the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011.

The financial instrument classified as derivatives consisted of Warrants to purchase shares of our common stock issued in connection with our October 2009 Financing.  The Warrants have a three year term that expire October 29, 2012 and have an exercise price per share of $2.255.  The decrease in the warrant derivative liability expense was attributable to the changes in the calculation variables that factor in stock price, risk-free rate, volatility and duration outstanding for the Warrants, as well as the valuation on the exercise of Warrants during the nine months ended March 31, 2011.

The interest income remained the same at $12 for the nine month periods ended March 31, 2012 and 2011, respectively.  The Company had no outstanding long term-debt.

Income tax expense for the nine months ended March 31, 2012 decreased $780 or 4.6% to $16,029  from $16,809 for the nine months ended March 31, 2011, due to the decrease in operating income earned during the period.

Net Income

Net income increased by $7,082 or 17.3% to $47,949 for the nine months ended March 31, 2012 from $40,867 for the nine months ended March 31, 2011, due to the reasons set forth above.

Comprehensive income for the nine months ended March 31, 2012 increased $3,907 or 7.7%% to $54,324 from $50,417 for the nine months ended March 31, 2011, due to the increase in net income.  The foreign currency translation adjustment decreased $3,175 or 33.2% to $6,375 for the nine months ended March 31, 2012 from $9,550 for the nine months ended March 31, 2011.

Net income attributable to common shareholders increased by $7,223 or 17.8% to $47,904 for the nine months ended March 31, 2012 from $40,681 for the nine months ended March 31, 2011.  For the nine months ended March 31, 2012 we paid $45 in cash dividends on preferred stock compared to $186 in cash dividends paid on preferred stock for the nine months ended March 31, 2011.

Basic and Diluted Income Attributable to Common Shareholders per Share

The Company’s basic net income attributable to common shareholders per share increased $0.06 or 14.3% to $0.48 from $0.42 for the nine months ended March 31, 2012 and 2011, respectively.

The Company’s diluted net income attributable to common shareholders per share increased $0.07 or 17.5% to $0.47 from $0.40 for the nine months ended March 31, 2012 and 2011, respectively.

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

Longwei Petroleum Investment Holding Limited
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
(in thousands, except per share data)

	For the Nine Months Ended March 31,		For the Three Months Ended March 31,
	2012	2011	2012	2011

GAAP Net Income Attributable to Common Shareholders	$47,949	$40,867	$14,911	$26,346
Non-GAAP adjustments:
Add: Non-Cash Charge for the Change in Fair Value of Derivative	(602)	7,948	733	(9,221)
Non-GAAP Net Income Attributable to Common Shareholders (a)	$47,347	$48,815	$15,644	$17,125

GAAP Earnings Per Share:
Basic	$0.48	$0.42	$0.15	$0.26

Diluted	$0.47	$0.40	$0.15	$0.26

Non-GAAP Earnings Per Share:
Basic	$0.47	$0.50	$0.16	$0.17

Diluted	$0.47	$0.48	$0.15	$0.17

Weighted Average Common Shares Outstanding:
Basic	100,762,002	96,931,079	100,766,966	100,197,482

Diluted	101,764,016	101,508,266	101,795,609	102,136,976

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

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $6,889 at March 31, 2012.  As of March 31, 2012, our current assets increased $48,214 or 33.8% to $190,764 from $142,550 at year end June 30, 2011, primarily due to the increase in inventory and advances to suppliers to take advantage of price fluctuations in international crude oil prices during the quarter ended March 31, 2012.  The Company also maintained a cash deposit of $87,046 for the purchase of the Huajie Petroleum assets.  Overall, we had a decrease in cash flows of $2,533 during the nine month period ended March 31, 2012 resulting from $959 of cash used in operating activities, $2,057 of cash used in investing activities for facility and equipment improvements, $45 of cash used in financing activities for dividends, and the effect of the exchange rate changes in cash of $528.

Our current ratio is approximately 21:1 (current assets to current liabilities) and improves to approximately 42:1 including the deposit, but net of the fair value of the warrant derivative liability at March 31, 2012.  Total current assets including the fixed asset purchase deposit as of March 31, 2012 was $277,810.  We have no long-term debt as of March 31, 2012.

Average age of accounts receivable remained approximately the same at 20 days on total sales, and 81 days on credit sales during the nine month period ended March 31, 2012 compared to the nine month period ended March 31, 2011.  (Payments are due upon receipt of the products unless the customer has been pre-approved for payment terms.  Approximately 75% of the Company’s sales are cash-payment only upon delivery, and certain large customers are pre-approved for payment terms of up to 90 days.  All accounts receivable are paid current.)

The average age of inventory increased to 50 days from 44 days during the nine month period ended March 31, 2012 compared to the nine month period ended March 31, 2011 to account for additional product purchases for on-hand inventory during a period of rising prices to take advantage of our large storage capacity.  During this time we also increased our advances to suppliers to lock in pricing and availability based on uncertainty associated with the international crude oil price fluctuations from tensions in the Middle East. The ratio of advances to suppliers to inventory increased to approximately 1.5:1 from 1.1:1 at March 31, 2012 and June 30, 2011, and the combined balance in both inventory on-hand and advances to suppliers increased $42,245 or 38.7% to $151,490 from $109,245 during the nine month period.  We have used our working capital to increase inventory and product availability based on current changes in market price. We are balancing our working capital to take advantage of pricing opportunities, as well as balancing the funding required to complete our acqusition of the Huajie Petroleum assets.  Our accounts receivable, inventory and advances to suppliers balances have now been built back up to historical levels last utilized at December 31, 2010, prior to operating cash flow being used for the deposit of the Huajie Petroleum assets.

Longwei entered into a letter of intent with Shangxi Jiangtong Chemicals Co., Ltd. (“Jiangtong”) in March 2011 to acquire the assets of Jiangtong’s wholly-owned subsidiary Huajie Petroleum Co., Ltd. (“Huajie”).  The Company intends to acquire the assets of a fuel storage depot in northern Shanxi Province (located in Xingyuan, Shanxi) including fuel tanks with a 100,000 metric ton storage capacity. The Company has paid a deposit of 550 million RMB (approximately USD $87.0 million) toward the full purchase price of 700 million RMB (approximately USD $110.8 million).  The assets are non-operational with no revenue-producing history and include land use rights for 98 acres of land, 100,000 tonnage fuel tanks with accessory facilities and equipment, a special transportation railway line, and a 3,000-square-meter office building.  The Company engaged a third-party, independent valuation firm for the appraisal of the fair market value of the assets to be acquired.  Longwei will account for the purchase of the proposed assets as an asset purchase.  The Company intends to use its cash on hand and working capital assets to finance the acquisition.  We are working with the seller and local officials to finalize the asset transfer.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	(In thousands) Nine Months Ended March 31,
	2012	2011

Cash at beginning of period	$9,422	$10,125
Net cash (used in) provided by operating activities	(959)	53,265
Net cash (used in) provided by investing activities	(2,057)	(34,192)
Net cash (used in) provided by financing activities	(45)	2,722
Effect of exchange rate changes on cash	528	433
Cash at end of period	$6,889	$32,363

Cash Flows from Operating Activities

For the nine months ended March 31, 2012, net cash used in operations was $959 compared to net cash provided by operations of $53,265 for the nine months ended March 31, 2011.  The decrease of $54,224 or 101.8% in net cash provided by operations was primarily due to the increase in cash used for working capital assets - $7,955 increase in accounts receivable, $8,631 increase in inventory and $31,106 increase advance to suppliers.  The combined balance in both inventory on-hand and advances to suppliers increased $43,116 or 39.8% to $151,490 at March 31, 2012 from $108,374 at March 31, 2011.  The total net cash used in financing the working capital during the nine months ended March 31, 2012 was $49,903.  We have used our working capital primarily to increase inventory and product availability based on current changes in market price. We are balancing our working capital to take advantage of pricing opportunities, as well as balancing the funding required to complete our acqusition of the Huajie Petroleum assets.  (At closing of the Huajie Petroleum assets, we will require significant working capital for inventory to support the new facility operations.)  Our working capital position is approximately built back up to historical levels last utilized at December 31, 2010, prior to operating cash flow being used for the deposit of the Huajie Petroleum assets.

Based on the nine months ended March 31, 2012, our inventory product mix was 58,171mt (or 19.2M gallons) of product on-hand or 48.5% of our total storage capacity of 120,000mt valued at $61,302.  Our supplier advance balance of $90,188 with refineries allows us to lock-in supply and pricing so that we can react quickly for purchases based on the timing of international crude oil prices fluctuations and the PRC retail pricing level adjustments.

Cash Flows from Investing Activities

For the nine months ended March 31, 2012, net cash used in investing activities was $2,057 compared to net cash used in investing activities of $34,192 for the nine months ended March 31, 2011.  The decrease of $32,135 or 94.0% in net cash used in investing activities was primarily due to the initial deposit payment paid toward the purchase price of the Huajie Petroleum assets of $32,232.

Cash Flows from Financing Activities

For the nine months ended March 31, 2012, net cash used in financing activities was $45 for Series A Preferred Stock dividends paid compared to net cash used in financing activities of $186 for the payment of Series A Preferred Stock dividends and the cash provided by the proceeds from the exercise of warrants of $2,908 during the nine months ended March 31, 2011.  The decrease of $2,767 in net cash provided by financing activities was primarily due to the receipt of proceeds from the exercise of warrants during the nine months ended March 31, 2011.

Plan of Operations

As described herein, we anticipate the completion of the approximately $110.8 million asset purchase of the assets of Huajie Petroleum as soon as possible based on managing our working capital.  We are currently negotiating the closing with the seller and regulatory authorities.  We expect to continue to expand our customer base utilizing our distribution platforms.  Our strategy is to leverage our customer and supplier relationships to develop additional business.  We may also look for opportunities to expand our business that we consider accretive to earnings.

We will continue to operate within our business model, which allows us a competitive advantage by utilizing our large storage capacity to adjust inventory levels based on the anticipated movement of industry pricing and acts as a hedge on pricing levels.  Utilizing our excess storage capacity allows us flexibility to take advantage of pricing, supply and demand fluctuations within the marketplace.  Our inventory on-hand and supplier advance balance with refineries allows us to lock-in supply so that we can react quickly to purchases based on the timing of international crude oil pricing movements and the PRC pricing levels adjustments.

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

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2012, the Company had not experienced impairment losses on its long-lived assets.

Inventories

Inventories consist of finished petroleum products.  Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.  When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the three months or nine months ended March 31, 2012 and 2011.

Management has discussed the development and selection of these critical accounting policies with the Board of Directors and the Board has reviewed the disclosures presented above relating to them.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. The Company’s operations are not sensitive to fluctuations in interest rates.  A 10% appreciation or depreciation in interest rates in the three months and nine months each ended March 31, 2012 and 2011 would not have had a material impact on our interest income or interest expense.

Foreign Exchange Risk

While the Company’s reporting currency is the US Dollar, the Company’s consolidated revenues and consolidated costs and expenses are denominated in RMB. Approximately all of the Company’s assets are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as the Company’s revenues and results of operations may be affected by fluctuations in the exchange rate between US Dollars and RMB. If the RMB depreciates against the US Dollar, the value of the Company’s RMB revenues, earnings and assets as expressed in the Company’s US Dollar financial statements will decline. A 10% appreciation or depreciation in foreign exchange rates in the three months and nine months each ended March 31, 2012 and 2011 would not have resulted in a material loss or gain.  To date, we have not entered into any foreign exchange forward contracts or similar instruments to attempt to mitigate our exposure to change in foreign currency rates.

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

The PRC pricing level adjustments control the cost basis of finished petroleum products during the year due to petroleum pricing fluctuations in the international markets.  The price of finished petroleum products is established by a PRC regulatory body under a formula based on the movement of international prices over a look-back period of 22 working days and reset when the price increases or decrease by 4%.    The Company’s average age of inventory during the nine months ended March 31, 2012 was approximately 50 days, which allows us to adjust inventory levels based on the anticipated movement of industry pricing to take advantage of pricing, supply and demand fluctuations within the marketplace. When the price of petroleum is anticipated to decline we reduce our stock on-hand of inventory and then buy additional quantities from refineries based on the next anticipated price movement.  Conversely, when prices are anticipated to increase we increase purchases from the refineries to lock-in the lower price before the increase adjustment.  Our supplier advance balance with refineries allows us to lock-in supply so that we can react quickly to purchases based on the timing of the PRC pricing levels adjustments.  A 10% appreciation or depreciation in commodity prices in the three months and nine months each ended March 31, 2012 and 2011 would not have resulted in a material loss or gain for the Company because of the pricing mechanism in place in the PRC.  To date, we have not entered into any commodity forward contracts or similar instruments to attempt to mitigate our exposure to change in commodity prices.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Cai Yongjun, and Chief Financial Officer, Michael Toups, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended March 31, 2012, we have taken additional measures to strengthen our financial controls, which have included training for our accounting staff and allocating financial and human resources to support our internal control structure. We have also contracted with an outside consulting firm to assist the Company in our Sarbanes Oxley (“SOX”) compliance and internal controls. The Company continues its process of SOX compliance, including mapping, testing, analysis and assessment. The Company's efforts are designed to address our internal controls for financial reporting and to strengthen our overall control environment. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address all deficiencies. The design of any system of controls is based in part upon certain assumptions about likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, management concluded that, as of March 31, 2012, the Company's internal control over financial reporting is effective based on those criteria.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS

There have not been any material changes from the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the SEC on September 13, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Securities

During the three months ended March 31, 2012, the Chief Financial Officer earned and was vested in 15,000 shares of restricted common stock pursuant to his consulting agreement.

As of March 31, 2012, the Company has accrued 99,000 shares of restricted common stock previously reported under stock based compensation to the following persons:

(1) 30,000 shares of restricted common stock to be issued to its Chief Financial Officer,
(2) 60,000 shares of restricted common stock to be issued to consultants,
(3) 9,000 shares of restricted common stock to be issued to its directors.

Such securities have not been registered under the Securities Act of 1933, as amended (the “Securities Act”). The issuance of these shares will be exempted from registration pursuant to Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

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

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the nine month and three month periods ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet as of March 31, 2012 (Unaudited) and June 30, 2011, (ii) the Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Nine Months Ended March 31, 2012 and March 31, 2011, (iii) the Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three Months Ended March 31, 2012 and March 31, 2011, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2012 and March 31, 2011, (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements tagged as blocks of texts

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

Principal Executive Officers of Longwei Petroleum Investment Holding Limited
May 10, 2012	By:	/s/ Cai Yongjun
Cai Yongjun Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Toups
Michael Toups Chief Financial Officer (Principal Financial and Principal Accounting Officer)