Form 10-K
period 2012-06-30
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2012-09-13
CIK 1111817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period for          , 2012

Commission File No. 001-34793

LONGWEI PETROLEUM
INVESTMENT HOLDING LIMITED

 (Name of registrant as specified in its charter)

Colorado	84-1536518
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
No. 30 Dajingyu Street, Xiaojingyu Xiang, Wan Bailin District, Taiyuan City, Shanxi Province, China	030024
(Address of principal executive offices)	(Zip Code)

(727) 641-1357
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
Common Stock, no par value	NYSE MKT

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐      No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes  ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑

Revenues for year ended June 30, 2012: $510,592,844

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of December 31, 2011 based upon the closing price reported for such date on the NYSE MKT was US $43,787,856.

As of September 13, 2012 the registrant had 100,939,966 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.  BUSINESS

Overview

Longwei Petroleum Investment Holding Limited (the “Company”) is an energy company engaged in the wholesale distribution of finished petroleum products in the People’s Republic of China (the “PRC”).  The Company’s oil and gas operations consist of transporting, storage and selling finished petroleum products, entirely in the PRC.  The Company purchases diesel, gasoline, fuel oil and solvents (the “Products”) from various petroleum refineries in the PRC. The Company’s headquarters are located in Taiyuan City, Shanxi Province (“Taiyuan”). The Company has a storage capacity for its Products of 120,000 metric tons located at its fuel depot storage facilities in Taiyuan and in Gujiao, Shanxi (“Gujiao”), 50,000 metric tons and 70,000 metric tons of capacity, respectively, at each location. The Gujiao facility was acquired in January of 2009 and commenced operations in November of 2009. The Company is 1 of 3 licensed intermediaries in Taiyuan and the sole licensed intermediary in Gujiao that operates its own large scale storage tanks. The Company has the necessary licenses to operate and sell Products not only in Shanxi but throughout the entire PRC.  The Company seeks to earn profits by selling its Products at competitive prices with timely delivery to transportation companies, coal mining operations, power supply customers, large-scale gas stations and small, independent gas stations. The Company also earns revenue from agency fees by acting as a purchasing agent for other intermediaries in Shanxi, and through limited sales of diesel and gasoline at two retail gas stations, each located at the Company’s facilities. The sales price and the cost basis of the Company’s products are largely dependent on regulations and price control measures instituted and controlled by the PRC government as well as the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond the Company’s control.

The Company was incorporated under the laws of the State of Colorado on March 17, 2000 as Tabatha II, Inc.  On October 12, 2007, the Company changed its name to Longwei Petroleum Investment Holding Limited.

For the year ended June 30, 2012, we reported revenues of $510,592,844, an increase of 6.0% from revenues of $481,553,021 reported for the year ended June 30, 2011.

A summary of our operating results and select balance sheet data for the years ended June 30, 2008 through 2012 are as follows:

Select Historical Financial Data for the Years Ended June 30, 2012 - 2008
(Amounts in $USD Millions)	2012	2011	2010	2009	2008
Revenues	$510.6	$481.6	$343.2	$196.8	$143.8
Annual Revenue Growth	6.0%	40.3%	74.4%	36.99%	53.4%
Net Income	$65.1	$62.7	$50.2	$21.8	$20.7
Annual Net Income Growth	3.8%	24.9%	130.3%	5.3%	72.5%
Total Assets	$342.3	$273.3	$187.6	$120.1	$93.4
Total Liabilities	$8.8	$11.6	$9.7	$5.2	$4.9
Total Shareholder’s Equity	$333.5	$261.7	$177.9	$114.9	$88.5

Customers

The Company sells its products directly to commercial, industrial, retail and wholesale customers throughout Shanxi Province in the PRC from its two fuel depot storage facilities.  We normally enter into supply contracts with our customers and require customers to purchase a minimum amount of specified petroleum products at market price during each period of the contract.  The contract’s pricing typically resets every 30 days.  Payments are due upon receipt of the products unless the customer has been pre-approved for payment terms.  Approximately 75% of our revenues are cash-payment only upon delivery, and certain large customers are preapproved for payment terms of up to 90 days. Customers may take delivery of their purchases at our fuel depots or pay us to deliver to their location.

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

The strong, sustained economic growth in the PRC surpassed Japan in 2010 as the world’s second largest economy in terms of Gross Domestic Product (“GDP”), BBC News, February 14, 2011. The GDP growth rate in the PRC during 2011 was 9.0%, and it is expected to slow to 8.2% in 2012, due to the worldwide general economic downturn but rebound to 8.6% in 2013, according to the World Bank, CNN Money, April 13, 2012.  The GDP growth rate for Shanxi Province during 2011 was 13% according to the China Daily, March 13, 2012, and it is expected to outpace the general economic growth in the PRC for 2012.

The development of Central China has become the focus of the PRC’s economic growth plan amid the slowly recovering global economy and the slower general GDP expansion, with key industries such as agriculture, energy and machinery being promoted by the government.  "The development of the central region has become an important factor supporting China's economic growth and is closely related to the transformation of the country's economic growth pattern and the adjustment of its economic structure," Vice-Premier Wang Qishan, told the Expo Central China 2012 in May 2012.  The event was jointly held by the central provinces of the PRC, including Shanxi, Hunan, Hubei, Jiangxi, Anhui and Henan provinces, which account for one-fourth of the PRC’s population and one-fifth of its GDP, according to the China Daily, May 19, 2012.

The PRC is the world’s second largest consumer of petroleum products behind the United States, according to www.platts.com. In a report released on September 4, 2012 by the US Energy Information Administration (“EIA”), China’s oil consumption will continue to rise in 2012 and 2013, with oil consumption reaching 9.8 million barrels per day in 2011 and almost doubling to 17 million barrels per day by 2035.  The Platts Report released August 22, 2012, forecasts oil demand growth in the PRC to be 3% - 4% for 2012 in spite of the worldwide economic downturn.  Also in a recent report from the International Energy Agency the PRC was named the top global energy consumer.

The Business Monitor International, China Oil and Gas Report (BMI) forecasts that the demand for gasoline and diesel, which is still relatively low on a per capita basis, has been on a steady increase and is projected to continue to grow in line with rising car ownership and industrial/agriculture production in the PRC.

Percentage of Product Sales Revenue by Customer Class for the Years Ended June 30
Customers Classification	2012	2011
Industrial Users, Coal Operations & Power Generation	51%	50%
Large-Scale Gas Stations	35%	34%
Small, Independent Gas Stations	14%	16%

Our industrial customers are primarily transportation companies, coal mining operations and power generation plants, which use diesel, gasoline, fuel oil and solvents and accounted for approximately 51% and 50% of our product revenues for the years ended June 30, 2012 and 2011, respectively.  Industrial users remain our largest customer category primarily because of our Gujiao facility, which is strategically located in an industrial region.  Industrial customers are also our primary source of agency fee revenues because of the large quantity of product required for their operations.

Large-scale gas stations accounted for approximately 35% and 34% of our product revenues for the years ended June 30, 2012 and 2011, respectively.  Our third largest group of customers consists of small, independent gas stations. These small, independent operators were impacted by rising consumer prices and decreased as a percentage of total product revenues to approximately 14% from 16% for the year ended June 30, 2012 and 2011, respectively. These customers primarily buy diesel and gasoline to support their retail network of gas stations to fuel the growing demand of new automobiles on the roads in the PRC.  These customers depend on our timely delivery and customer service compared to the larger state-owned enterprises.

The Company has forty-six major customers, which each account for at least 1% (or approximately $5.1 million) or more of total revenues.  No customer accounted for more than 2.7% or 2.8% of our total revenues, respectively, for the years ended June 30, 2012 and 2011.  The Company’s top ten customers by revenues for the years ended June 30, 2012 and 2011 cumulatively represented approximately 23.7% and 24.0% of our total revenues, respectively.  No customer accounted for more than 7.3% or 8.7% of our total accounts receivable balance at June 30, 2012 and 2011, respectively.

Products

We purchase diesel, gasoline, fuel oil and solvents from various petroleum refineries in the PRC.  We have historically sold large quantities of diesel and gasoline products and have a large and expanding supply chain in place. We do not generally modify the products prior to sale. However, in some scenarios the Company will further blend or modify our products upon the request of our customers, including ethanol blending.

Our percentage of product mix, total revenue and average profit margin by product category for years ended June 30, 2012 and 2011 are listed below:

Product Mix, Percentage of Total Revenue and Average Profit Margin by Product Line for the Years Ended
	June 30, 2012			June 30, 2011
Product	Product Mix	% Total Revenue	Wt. Avg. Profit Margin	Product Mix	% Total Revenue	Wt. Avg. Profit Margin
Diesel	45.8%	43.9%	12.5%	48.3%	45.9%	16.5%
Gasoline	49.7%	47.8%	14.2%	49.4%	47.0%	15.7%
Fuel Oil	2.0%	1.9%	29.8%	1.0%	0.9%	18.6%
Solvents	2.5%	2.4%	27.2%	1.3%	1.3%	23.8%
Product Sales Total	100.0%	96.0%	13.9%	100.0%	95.1%	16.2%

Agency Fees		4.0%	100.0%		4.9%	100.0%

TOTAL		100.0%	17.3%		100.0%	20.3%

* Agency fee revenues consist of fees, similar to a sales commission, charged to intermediaries who lack the required licenses to purchase directly from refineries, as well as the volume purchasing capability of the Company. Agency fee revenues are recognized when there is evidence of an arrangement that specifies pricing and irrevocable receipt of product and collection has occurred. Cost of agency fee service revenues consists of selling commission, transportation or other costs, if any, associated with the agency fee arrangement.  For the years ended June 30, 2012 and 2011, respectively, the Company stopped transporting or handling the products associated with the agency sales and only acted in a broker capacity allowing other intermediaries to use its licenses to take possession of the products.  The Company considers any costs associated with Agency Fee revenues immaterial and has not allocated any costs to Agency Fees.

Facilities & Storage

The Company’s oil and gas operations consist of transporting, storage and selling finished petroleum products from its two fuel storage depots.   The Company’s headquarters are located in Taiyuan, Shanxi.  The Company has a total storage capacity for its Products of 120,000 metric tons located at its fuel depot storage facilities in Taiyuan and in Gujiao, Shanxi; 50,000 metric tons and 70,000 metric tons capacity, respectively at each location. The Company has operated from its Taiyuan location since 1995 and from its Gujiao facility since it was acquired in January 2009.  The Company began to operate and generate revenues from its Gujiao location in November, 2009, commencing full operations in January, 2010. The Company is 1 of 3 licensed intermediaries in Taiyuan and the sole licensed intermediary in Gujiao that operates its own large scale storage tanks.  The Company is 1 of 17 licensed intermediaries in Shanxi.  The Company’s storage tanks have the largest storage capacity of any private enterprise in Shanxi.  Both facilities are strategically located in close proximity to the Company’s largest customers to ensure timely delivery of products.  The Company maintains significant inventory on-hand to meet its customers’ demands.

The Company has its own enterprise resource planning (ERP) computer system that manages and monitors the inflow and outflow of the products at its locations.  The Company uses this system to monitor and manage facility inventory levels for its day-to-day operations.

Taiyuan, Shanxi

The Company’s headquarters are located at its fuel depot storage facility in Taiyuan.  This facility has a total of 8 storage tanks with a capacity to store approximately 50,000 metric tons of Products (approximately 18 million gallons).  We maintain delivery and distribution platforms, including a dedicated rail spur and a vehicle loading and unloading fuel depot station at this facility.  We also maintain a retail outlet at this location.  The Company owns and maintains all assets at this facility.  The product sales revenue contribution from the Taiyuan facility for the years ended June 30, 2012 and 2011 were $256.3 million and $269.9 million, respectively.  All of our product sales revenue earned prior to the year ended June 30, 2009 were earned at this facility, which began operations in 1995.

Gujiao, Shanxi

In July, 2007, the Company made an initial deposit of approximately $9.2 million on a $30.0 million purchase contract with Shanxi Heitan Zhingyou Petrochemical Co., Ltd. for a second facility in Gujiao.  The Company acquired control of the facility in January 2009 and began operations in November 2009.  The Company retrofitted the existing storage tanks and built a new office and customer service center at the location.  The Gujiao Facility has a total of 8 storage tanks with a capacity to store approximately 70,000 metric tons of Products (approximately 25 million gallons). We also have 4 tar storage tanks with a capacity of 40,000 metric tons.  We maintain delivery and distribution platforms, including a dedicated rail spur and a vehicle loading and unloading station at this facility.  The Company owns and maintains all assets at this facility.  The product sales revenue contribution from Gujiao for the years ended June 30, 2012 and 2011 were $233.8 million and $188.2 million, respectively.  The Gujiao facility is located in an industrial region, approximately 30 kilometers north of Taiyuan.

Fanshi, Shanxi - Huajie Petroleum Assets (Proposed Acquisition)

In March 2011, the Company entered into a letter of intent to purchase the assets of Huajie Petroleum located in Xingyuan Township, Fanshi County in northern Shanxi Province.  The assets include fuel storage tanks with 100,000 metric ton capacity with accessory facilities and equipment, delivery and distribution platforms, including a dedicated rail spur and a vehicle loading and unloading station.  The purchase also includes a 3,000 square meter office building and land use rights for approximately 98 acres of land adjacent to the main regional rail line.  The Company has paid a deposit on the assets of RMB 550 million (approximately $87.1 million) through cash on hand.  The total purchase price is RMB 700 million (approximately $110.9 million).  The Huajie Petroleum assets are located in an industrial and mining region, approximately 200 kilometers to the north of Taiyuan.

Shanxi Market

The Company’s operations are concentrated in the central PRC, primarily Shanxi Province. Shanxi is the leading coal producing region in the PRC. The region is mountainous and has no oil reserves, pipelines or refineries within the province.  Therefore petroleum products have to be brought in from outside of the province via rail or truck, either from refineries in the neighboring provinces or from the relatively more numerous refineries in the coastal provinces of the northeast PRC. Consequently, it requires wholesale distributors to commit significant resources to transportation, logistics and storage.  The province is dependent on the timely delivery of petroleum products to support its growing industrial and consumer base.  Taiyuan and the outlying area have a population of approximately 5 million people and it is the capital of Shanxi Province.   Shanxi Province has a population of approximately 34 million and it is surrounded by large populated provinces, including the PRC capital city of Beijing, which represent a total population base of greater than 300 million people.  Taiyuan is approximately 500 km southwest of Beijing.  The GDP growth rate for Shanxi during 2011 was 13% according to the China Daily, March 13, 2012, and it is expected to outpace the general economic growth in the PRC for 2012.  The provincial government has estimated the fixed asset investment in Shanxi to be 5 trillion RMB (approximately $770 billion) over the next five years according to the China Daily, September 13, 2011.  The Company believes its location is advantageous to the growth of its business model.

Competitive Advantages

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

We believe we have the following advantages over our competitors:

●
Mature operational infrastructure. During the past 17 years, we have built up our operational infrastructure, including extensive distribution channels, two petroleum storage depots and convenient access to strategic railway lines.

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

●
Established customer relationships. We have been in the wholesale finished oil business for 17 years operating in the same region on a direct sales relationship with our customers.  We focus on customer satisfaction and believe that we have consistently provided high quality products and services to our customers.  The key competitive advantages we offer to our customers is proximity for timely delivery and flexible customer service to meet their product volume demands.  We cannot offer significant discounts to our customers as the price of our products is primarily predetermined by market price and subject to regulatory retail price caps.  However, customers who purchase large quantities of Products may be given priority of supply in case of shortages.

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

Below are the product levels of inventory for the years ended June 30, 2012 and 2011, respectively.  The product levels are listed in metric tons, US gallon equivalents and $USD value:

Inventory Level as of June 30, 2012
Product Inventory	Metric Tons (mt)	US Gallons (Millions)	($USD Millions)
Diesel	26,254mt	8.1M gallons	$26.4M
Gasoline	22,618mt	8.1M gallons	$25.4M
Fuel Oil	400mt	0.1M gallons	$0.2M
Solvents	1,133mt	0.3M gallons	$0.6M
TOTAL INVENTORY	50,405mt	16.6M gallons	$52.6M

Based on the year end June 30, 2012 inventory product mix the Company held 50,405mt of product on-hand valued at $52.6 million or approximately 42.0% of our total capacity of 120,000mt.

Inventory Level as of June 30, 2011
Product Inventory	Metric Tons (mt)	US Gallons (Millions)	($USD Millions)
Diesel	27,167mt	8.4M gallons	$26.8M
Gasoline	23,533mt	8.4M gallons	$23.9M
Fuel Oil	460mt	0.1M gallons	$0.3M
Solvents	830mt	0.3M gallons	$0.5M
TOTAL INVENTORY	51,990mt	17.2M gallons	$51.5M

Based on the year end June 30, 2011 inventory product mix the Company held 51,990mt of product on-hand valued at $51.5 million or approximately 43.3% of our total capacity of 120,000mt.

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

The Company’s inventory turnover for the years ended June 30, 2012 and 2011 was approximately 45 days and 41 days, respectively, to account for additional product purchases for on-hand inventory during a period of rising prices to take advantage of our large storage capacity.  The Company is continually working to optimize its inventory turnover, which expands sales capacity based on increased inventory movement.  In times of anticipated rising prices the Company tries to lock-in pricing and increase inventory on-hand prior to the PRC pricing mechanism adjusting the set retail price upwards.

The retail prices of gasoline and diesel, or finished oil sold in the PRC, are subject to the government guiding ceiling price.  In order to link domestic oil prices more closely to changes in the global crude oil prices in a controlled manner, the Administrative Measures on Oil Prices promulgated by the National Development and Reform Commission (“NDRC”) in the PRC on May 7, 2009 stipulates that the NDRC will adjust domestic finished oil prices when the international market price for a basket of crude oil, including Brent, Dubai and Indonesia’s Cinta, changes more than 4.0% over 22 consecutive business days.  The NDRC adjusts domestic finished oil prices by modifying the retail price for gasoline and diesel in all provinces, which has an upstream pricing effect over the wholesale of finished oil products.  Detail of the price adjustments during the years ended June 30, 2012 and 2011 are as follows:

Retail Price Adjustments as set by the NDRC per metric ton:

NDRC Retail Price	Gasoline Price per mt		Inc. (Dec.)			Diesel Price per mt		Inc. (Dec.)
Adjustment Date	RMB	$USD	RMB	%		RMB	$USD	RMB	%
June 30, 2010 - FYE	7,990	$1,177	Annual	6.1%		7,260	$1,069	Annual	6.9%
October 26, 2010	8,220	$1,237	+230	2.9%		7,480	$1,125	+220	3.0%
December 22, 2010	8,530	$1,283	+310	3.8%		7,780	$1,170	+300	4.0%
February 20, 2011	8,880	$1,353	+350	4.1%		8,130	$1,238	+350	4.5%
April 7, 2011	9,380	$1,436	+500	5.6%		8,530	$1,306	+400	4.9%
June 30, 2011 - FYE	9,380	$1,451	Annual	17.4%		8,530	$1,320	Annual	17.5%
October 9, 2011	9,080	$1,432	-300	(3.2%	)	8,230	$1,298	-300	(3.5%	)
February 8, 2012	9,380	$1,491	+300	3.3%		8,530	$1,356	+300	3.6%
March 20, 2012	9,980	$1,581	+600	6.4%		9,130	$1,446	+600	7.0%
May 10, 2012	9,650	$1,531	-330	(3.3%	)	8,820	$1,399	-310	(3.4%	)
June 9, 2012	9,120	$1,443	-530	(5.5%	)	8,310	$1,315	-510	(5.8%	)
June 30, 2012 - FYE	9,120	$1,444	Annual	(2.8%	)	8,310	$1,316	Annual	(2.6%	)
July 11, 2012	8,700	$1,379	-420	(4.6%	)	7,910	$1,254	-400	(4.8%	)
August 9, 2012	9,090	$1,438	+390	4.5%		8,280	$1,310	+370	4.7%

$USD equivalent price per metric ton is based on the exchange rate at the effective date of the retail price adjustment or year end.  Over the past fiscal year ended June 30, 2012 there have been two retail price increases and three retail price decreases representing an approximate 2.8% net price decrease in gasoline and 2.6% net price decrease in diesel retail prices.  Over the past two fiscal years ended June 30, 2012 and 2011, there have been a total of six retail price increases and three retail price decreases representing a cumulative approximate 14.1% net price increase in gasoline and 14.5% net price increase in diesel retail prices over the twenty-four month period.  This approximates to the price increase of 15.7% and 25.7% in Brent crude oil prices during the twelve and twenty-four month periods ended June 30, 2012, respectively.

Based on the metric ton retail price of gasoline at year-end June 30, 2012, the consumer price at the pump was approximately $1.07/liter (or $4.05/gallon) for gasoline and $1.12/liter (or $4.25/gallon) for diesel.  Based on the metric ton retail price of gasoline at year-end June 30, 2011, the consumer price at the pump was approximately $1.03/liter (or $3.91/gallon) for gasoline and $1.14/liter (or $4.30/gallon) for diesel.

The above PRC retail price control increase and decrease reflects the fluctuations in global crude oil prices.  As a result, the weighted average wholesale price of our products for the years ended June 30, 2012 and 2011 were $1,201/mt and $1,019/mt, respectively.

Operating Licenses

The Company holds two distinct licenses for the wholesale distribution of petroleum products in the PRC.  The Certificate for Wholesale Distribution of Finished Oil (the “FO License”) is a license granted by the PRC central government.  The FO License allows us to sell our products to wholesale customers and other users of gasoline, diesel and solvents.  The FO License must be renewed every 5 years.  Our most recent renewal process extends our license from April 13, 2011 through April 13, 2016.  We hold this license at the discretion of the PRC government.  We also hold a Dangerous Chemical Distribution License (the “DCD License”) that allows us and our personnel to handle and transport gasoline and diesel oil. The DCD License must be renewed every 3 years. We are currently in the renewal process and the new license will extend until 2015.  The Constitution of the PRC states that all mineral and oil resources belong to the State.  Therefore, without these licenses, we would not be able to transport and sell our products.

In addition to business licenses issued by the Municipal Administration for Industry and Commerce, our two retail gas stations, one at each of our storage facility locations, hold a renewable Operating License for Hazardous Chemicals and a renewable Operating License for Retail Sale of Finished Oil that allows us to sell at retail gasoline, diesel and solvents. Both licenses are subject to annual inspections - the Hazardous Chemical License by the provincial Administration of Work Safety and the Retail License by the provincial Department of Commerce - and failure to pass the annual inspection may lead to their revocations.

Suppliers

The Company purchases diesel, gasoline, fuel oil, solvents, kerosene and other additives directly from a limited number of refineries located mostly in the eastern and northwestern regions of the PRC.  The primary products purchased are gasoline, #90 and #93 grades, and diesel #10.  The Company has long-term, established relationships with these suppliers.  The Company’s advances to suppliers account represents cash paid in advance for purchases of inventory from suppliers.  The Company locks in availability and pricing with suppliers in advance by using the Company’s cash resources.  The Company expects to maintain supplier advances in the future to ensure that the Company has access to adequate supplies and timely shipments to act as a hedge based on the movement of industry pricing. The deposits are held by the Company’s refinery suppliers to ensure that the delivery of inventory to the Company is made in a timely manner. The Company attempts to maintain a significant balance on account with the refineries with the expectation of receiving preferential pricing and delivery.  The Company does not foresee any potential loss with regard to these advances as a result of the suppliers being large enterprises that have significant controls placed upon them by PRC regulation.  The Company has not had to make any historical adjustments to these accounts for any deficiencies or negative impact related to the Company’s suppliers.

Below is a list of suppliers that represented more than 10% of our purchases in years ended June 30, 2012 and 2011:

Supplier/Refinery Purchases > 10% of Total Annual Purchase
	For the Year Ended
Suppliers	June 30, 2012	June 30, 2011
Yan Lian Industrial Group	19.3%	18.2%
Tianjin Dagang Jinyu Industrial Co., Ltd.	16.7%	14.8%
Panjin Jinjiang Oil Company	16.2%	18.6%
Guangzhou Tenghao Company	14.7%	16.1%
Jinan Blue Star Petroleum Co.	13.9%	15.3%
TOTAL	80.8%	83.0%

China’s top two refiners are Sinopec and PetroChina, which supply the majority of gasoline, diesel and other petroleum products in the PRC.  Independent refineries, also known as teapot refineries, collectively account for approximately 1.8 million barrels/day (“b/d”) of production capacity (or approximately 20% of China’s total refining capacity).  Refinery capacity in the PRC is expected to continue to grow from 8.6 million b/d in 2009 to 10.1 million b/d in 2015 to 11.5 million b/d in 2020, according to the Business Monitor International, China Oil and Gas Report (BMI).

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

Supplier Risks

The Company depends on suppliers, namely refineries, for inventory. The cost of inventory may fluctuate substantially and it is possible that our demand for inventory could not be met due to short supply, may be available from only one or a limited number of suppliers, or may only be available from foreign suppliers. Increased costs or difficulties in obtaining inventory in the requisite quantities, or at all, could have a material adverse effect on our results of operations. The credit crisis and rapidly escalating raw material costs across a variety of industries created additional risks for our supplier base. In the year ending June 30, 2013, the Company’s suppliers could face financial difficulties as a result of the global economic downturn. We actively monitor our suppliers' financial condition, and to date we have no knowledge of significant concerns with the financial stability of any of our major suppliers.

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

Research and Development

The Company expenses the cost of research and development as incurred.  Research and development costs for the years ended June 30, 2012 and 2011 were not significant.

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

Industry

Our operations are in Shanxi Province, which is a center of industrial operations and energy supply within the PRC.  We believe our Taiyuan facility is well positioned to continue revenue growth within the metropolitan area of Taiyuan.  The Gujiao facility is located within a dense industrial geography and is expected to continue to generate strong revenue growth going forward.  The two facilities have a combined storage capacity of 120,000mt.  We are under contract to purchase the assets of a third facility in northern Shanxi Province, Huajie Petroleum, which would expand our total storage capacity to 220,000mt.

The development of Central China has become the focus of the PRC’s economic growth plan amid the slowly recovering global economy and the slower general GDP expansion, with key industries such as agriculture, energy and machinery being promoted by the government.  The GDP growth rate for Shanxi Province during 2011 was 13% according to the China Daily, March 13, 2012, and it is expected to outpace the general economic growth in the PRC for 2012.

The PRC is the world’s second largest consumer of petroleum products behind the United States, according to www.platts.com.  The Business Monitor International, China Oil and Gas Report (BMI) forecasts that the demand for gasoline and diesel, which is still relatively low on a per capita basis, has been on a steady increase and is projected to continue to grow in line with rising car ownership and industrial/agriculture production in the PRC.  According to BMI, China’s oil consumption will grow to 11.5 million barrels per day (b/d) by 2015 and 13.3 million b/d by 2020.

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

2.
Automobile ownership.  Automobiles in the PRC are expected to grow at an annual rate of 19%, and the PRC is now the largest new automobile market in the world.  From 1990 – 2010, 90 times more automobiles were on the road in the PRC, and by 2030 the PRC is expected to have as many automobiles on the road as the US.  The Company has good supplier relationships with many of the major gasoline retailers in Shanxi.

Business Strategy

Internal Growth

The Company seeks organic growth by growing with our existing customer base and expanding our sales using our direct sales force and customer referrals.  We continue to seek expansion of our customer base within Shanxi Province, and are focused on the development of our industrial customer base at the Gujiao Facility.  We also seek to continue to improve our inventory turnover.

Geographic Growth

The Company will continue to seek out additional facilities with the intention of acquiring facilities in the future that are accretive to earnings with a short payback period on investment. Future potential acquisitions will be contemplated by our management with the knowledge and understanding we have gained from operations and business development work completed at both the Taiyuan and Gujiao facilities.  In general, we intend to review potential acquisitions of facilities that we believe will generate profits over the initial 3 year term for us that equals or exceeds the total purchase price of a new facility.  We are currently under a contract to purchase the assets of Huajie Petroleum.  The proposed assets will increase our storage capacity by an additional 100,000mt.  The Company has paid a deposit for the assets of RMB 550 million (approximately $87.1 million) through cash on hand.  The total purchase price is RMB 700 million (approximately $110.9 million).  The Huajie Petroleum assets are located in an industrial and mining region, approximately 200 kilometers to the north of our Taiyuan facility.

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

(iii)
a finished oil depot, which shall have a capacity not smaller than 10,000 m3 (cubic meters), conforming to the local urban and rural planning requirements, and be approved by other relevant administrative departments (1 cubic meter is the equivalent of 1 metric ton of water at 4° Celsius); and

(iv)
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

When we pass the annual inspection, the certificates of approval we hold continue to be valid. An enterprise failing an annual inspection will be ordered to rectify all deficiencies within a certain time limit by the MOFCOM and/or its provincial branches. If such deficiencies have not been rectified within the specified time limit, its certificates of approval shall be revoked by the original issuing authority.

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

Corporate Structure

The Company began operations in July 1995 in the PRC.  We were incorporated under the laws of the State of Colorado on March 17, 2000 as Tabatha II, Inc.  On October 12, 2007, we changed our name to Longwei Petroleum Investment Holding Limited. On October 16, 2007, we entered into a Share Exchange Agreement and issued 69,000,000 shares of our common stock in exchange for 100% of the outstanding ownership units of Longwei Petroleum Investment Holding Limited (Longwei BVI), a British Virgin Islands entity.  This transaction was accounted for as a reverse acquisition. Longwei Petroleum Investment Holding Limited, formerly known as Tabatha II, Inc., did not have any operations and majority-voting control was transferred to the previous owners of Longwei BVI.  The transaction required a recapitalization of Longwei BVI. Since Longwei BVI acquired a controlling voting interest, it was deemed the accounting acquirer, while Longwei Petroleum Investment Holding Limited (formerly Tabatha II, Inc.) was deemed the legal acquirer.

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

We incurred a foreign currency translation adjustment increase of $6,597,958 for the year ended June 30, 2012, as compared with the foreign currency translation adjustment increase of $12,983,503 for the year ended June 30, 2011.   On July 21, 2005, China reformed its foreign currency exchange policy, revalued the RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar. We implemented exchange rates in translating RMB into U.S. dollars in our financial statements for years ended June 30, 2012 and 2011, respectively.  Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates for the periods presented and shareholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign currency translation adjustment to other comprehensive income, a component of stockholders’ equity.  If the RMB appreciates against the U.S. dollar, revenue and expenses would be higher than they would have been if there were no fluctuations in the currencies.  Conversely, if the RMB depreciates against the U.S. dollar, revenue and expenses would be lower than they would have been if there were no fluctuations in the currencies.

Taxation, Fees and Royalties

Companies which operate petroleum and petrochemical businesses in China are subject to a variety of taxes, fees and royalties.  Since January 1, 2008, the general enterprise income tax rate imposed on entities, other than certain enterprises defined in the new Enterprise Income Tax Law of the PRC, has been 25%.

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

Corporate Information

Our principal executive office is No. 30 Dajingyu Avenue, Wan Bailin District, Taiyuan City, Shanxi Province, China, PC 030024.  Our main telephone number is (1) 727-641-1357 and our facsimile number is (1) 727-231-0944.  Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Securities and Exchange Commission (“SEC”) website at http://www.sec.gov as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to the Company’s securities. The statements contained in or incorporated into this annual report that are not historic facts are forward looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward looking statements. If any of the following risks actually occurs, the Company’s business, financial condition or results of operations could be harmed. In that case, the trading price of the Company’s common stock could decline, and you may lose all or part of your investment.

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

Our future success depends substantially on the continued services of our key executives. In particular, we are highly dependent upon Mr. Cai Yongjun, our chairman and chief executive officer, who has established relationships within the industries we operate. If we lose the services of one or more of our current management, we may not be able to replace them readily, if at all, with suitable or qualified candidates, and may incur additional expenses to recruit and retain new officers with industry experience similar to our current officers, which could severely disrupt our business and growth. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our suppliers or customers. Furthermore, as we expect to continue to expand our operations, we will need to continue attracting and retaining experienced management and key research and development personnel.

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

Our certificate of incorporation limits the personal liability of the directors of the Company for monetary damages for breach of fiduciary duty as a director, subject to certain exceptions, to the fullest extent allowed. We are organized under Colorado law. Accordingly, except in limited circumstances, our directors will not be liable to our stockholders for breach of their fiduciary duties.

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

Our internal financial reporting procedures are still being developed. During the fiscal year ending June 30, 2013, the Company will need to allocate significant resources to meet applicable internal financial reporting standards.

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

During the course of testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404 and AS 5. In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain effective internal controls could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

Shareholders may have difficulty trading and obtaining quotations for our common stock.

Our common stock may not be actively traded, and the bid and ask prices for our common stock on the NYSE MKT may fluctuate widely. As a result, shareholders may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

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

We are required to pay a dividend to the holders of our Series A Preferred Stock.  We do not intend to declare dividends payable to common stock shareholders for the foreseeable future.  We anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in our common stock.

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

As it is uncertain how the SAFE notices will be interpreted or implemented, it is difficult to predict how these regulations will affect our business operations or future strategy. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our results of operations and financial condition. In addition, if we decide to acquire a PRC company, we cannot assure our shareholders or the owners of such company, as the case may be, that we will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE notices. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

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

In October 2005 SAFE issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE notice, which requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an "offshore special purpose company," for the purpose of overseas equity financing involving onshore assets or equity interests held by them.  In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC shareholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions. After the SAFE notice, an implementation rule on the SAFE notice was issued on May 29, 2007 which provides for implementation guidance and supplements the procedures as provided in the SAFE notice.

Due to lack of official interpretation of SAFE notice and implementation rules, some of the terms and provisions in the SAFE notice remain unclear and implementation by central SAFE and local SAFE branches of the SAFE notice has been inconsistent since its adoption.  Based on the advice of our PRC counsel and after consultation with relevant SAFE officials, the PRC resident shareholders of our parent company, Longwei Petroleum Investment Holdings Limited, have completed their respective SAFE registrations pursuant to the SAFE notice.  Moreover, because of uncertainty over how the SAFE notice and its implementation rules will be interpreted and implemented, and how or whether SAFE notice and implementation rules will apply to us, we cannot predict how it will affect our business operations or future strategies. For example our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE notice by our or our parent company's PRC resident beneficial holders. In addition, such PRC residents may not always complete the necessary registration procedures required by the SAFE notice.  We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our or our parent company's PRC resident beneficial holders or future PRC resident shareholders to comply with the SAFE notice, if SAFE requires it, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary's ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

ITEM 2. DESCRIPTION OF PROPERTIES

Taiyuan, Shanxi

The Company’s headquarters are located at its its fuel depot storage facility in Taiyuan.  The corporate address is No.30 Dajingyu Street, Xiaojingyu Xiang, Wan Bailin District, Taiyuan City, Shanxi Province, PRC 030024.  This facility has a total of 8 large storage tanks with a capacity to store approximately 50,000 metric tons of Products.  We maintain delivery and distribution platforms, including a dedicated rail spur and a vehicle loading and unloading fuel depot station at this facility.  We also maintain a retail outlet at this location.  The Company owns and maintains all assets at this facility.  The product sales revenue contribution from the Taiyuan facility for the years ended June 30, 2012 and 2011 were $256.3 million and $269.7 million, respectively.  All of our product sales revenues earned prior to the year ended June 30, 2009 were earned through this facility.

Gujiao, Shanxi

In July, 2007 the Company made an initial deposit of approximately $9.2 million on a $30.0 million purchase contract with Shanxi Heitan Zhingyou Petrochemical Co., Ltd. for a second facility in Gujiao.  The Company acquired control of the facility in January 2009 and began operations in November 2009.  The Company retrofitted the existing storage tanks and built a new office and customer service center at the location.  The Guijiao facility address is Langang County, Xiangyang Town, Jiancaoping District, Taiyuan City, Shanxi Province, PRC (just to the east of Gujiao City). The Gujiao Facility has a total of 14 large storage tanks with a capacity to store approximately 70,000 metric tons of Products. We also have 4 tar storage tanks with a capacity of 40,000 metric tons.  We maintain delivery and distribution platforms, including a dedicated rail spur and a vehicle loading and unloading station at this facility.  The Company owns and maintains all assets at this facility.  The product sales revenue contribution from the Gujiao facility for the years ended June 30, 2012 and 2011 were $233.8 million and $188.3 million, respectively.  The Gujiao facility is located in an industrial region, approximately 30 kilometers to the north of our Taiyuan facility.

ITEM 3. DESCRIPTION OF LEGAL PROCEEDINGS

There are no legal proceedings pending, and we are not aware of any material proceeding contemplated by a governmental authority, to which we are a party or any of our property is subject.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

The Company’s common stock has been quoted on the NYSE MKT under the symbol “LPH” since June 22, 2010.  Prior to that date our common stock was quoted on the OTC Bulletin Board under the symbol "LPIH” from November 13, 2008 through June 21, 2010.  The following table sets forth the range of quarterly high and low share price sales of our common stock as reported for the periods indicated:

	Sales Price
Year Ended June 30, 2012	High	Low
First quarter ended September 30, 2011	$1.88	$0.83
Second quarter ended December 31, 2011	$1.70	$0.82
Third quarter ended March 31, 2012	$1.80	$1.24
Fourth quarter ended June 30, 2012	$1.83	$0.99

	Sales Price
Year Ended June 30, 2011	High	Low
First quarter ended September 30, 2010	$2.39	$1.80
Second quarter ended December 31, 2010	$3.95	$2.25
Third quarter ended March 31, 2011	$2.94	$1.69
Fourth quarter ended June 30, 2011	$1.99	$1.25

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

As of September 13, 2012, we had 29 shareholders of record.

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

For the years ended June 30, 2012 and 2011 the Company paid a cash dividend to holders of its Series A Preferred Stock of $60,368 and $201,467, respectively.

Transfer Agent

Our transfer agent is Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209.

The Company is authorized to issue 600,000,000 shares, in aggregate, consisting of 500,000,000 shares of common stock, no par value, and 100,000,000 shares of preferred stock, no par value. The Company's Certificate of Incorporation authorizes the Board of Directors (the “Board”) to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of June 30, 2012, 914,643 shares of the Company’s Series A Preferred Stock and 100,889,966 shares of the Company’s common stock were issued and outstanding.  As of June 30, 2011, 914,643 shares of the Company’s Series A Preferred Stock and 100,751,966 shares of the Company’s common stock were issued and outstanding.

Recent Sale of Securities

On June 25, 2012, the Company issued 129,000 shares of previously accrued restricted common stock accounted for as stock based compensation to its Chief Financial Officer, directors and consultants, under the 2012 Equity Incentive Plan.

On June 29, 2012, the Company issued two independent directors 6,000 shares and 3,000 shares of restricted common stock, respectively, for their services to the Company as part of their board compensation under the 2012 Equity Incentive Plan.

The above referenced transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Securities Authorized for Issuance under Equity Compensation Plans

The Company’s Board of Directors believes that in order to attract and retain the services of executives and other key employees, it is necessary for the Company to have the ability and flexibility to provide a compensation package which compares favorably with those offered by other companies. Accordingly, on April 2, 2012, the Board adopted, subject to stockholder approval, the Company’s 2012 Equity Incentive Plan, covering 400,000 shares of Common Stock. The 2012 Plan has been designed to provide the Compensation Committee with an integral resource as it evaluates the Company’s compensation structure, performance incentive programs, and long-term equity targets for executives and key employees during 2012.   Shareholders holding a majority of the outstanding voting power of the Company’ common stock approved the 2012 Equity Incentive Plan..

The following table sets forth information regarding the Company’s 2012 Equity Incentive Plan:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	193,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	193,000

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

(In thousands, except per share data) As of and for the Year Ended June 30,	2012	2011	2010	2009	2008
Results of Operations:
Net Revenues	$510,593	$481,553	$343,249	$196,811	$143,788
Annual Revenue Growth	6.0%	40.3%	74.4%	36.9%	53.4%
Gross Profit	88,475	97,823	69,247	39,470	36,987
Gross Profit Margin	17.3%	20.3%	20.2%	20.1%	25.7%
Net Income Attributable to Common Shareholders	65,055	62,517	41,094	21,777	20,715
Net Profit Margin – Attributable to Common Shareholders	12.7%	13.0%	12.0%	11.1%	14.4%

Earnings Per Share
Basic Earnings Per Common Share	$0.65	$0.64	$0.48	$0.28	$0.28
Diluted Earnings Per Common Share	$0.61	$0.62	$0.43	$0.28	$0.27

Weighted Average Common Shares Outstanding
Basic	100,765	97,872	85,979	76,537	73,341
Diluted	101,773	101,684	95,262	78,524	75,739

Financial Position at Year-End:
Current Assets	$207,997	$142,550	$143,994	$83,397	$90,831
Property and Equipment, net (including deposit)	134,305	130,755	43,577	36,745	2,637
Total Assets	342,302	273,305	187,571	120,142	93,468
Total and Current Liabilities	8,757	11,578	9,791	5,219	4,927
Shareholders' Equity	333,545	261,727	177,780	114,923	88,541

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

Highlights and Executive Summary

Longwei Petroleum Investment Holding Limited (the “Company”) is an energy company engaged in the wholesale distribution of finished petroleum products in the PRC.  Our oil and gas operations consist of transporting, storage and selling finished petroleum products, entirely in the PRC.  We purchase diesel, gasoline, fuel oil and solvents from various petroleum refineries in the PRC. Our headquarters are located in Taiyuan, Shanxi Province. We have a storage capacity for our Products of 120,000 metric tons located at our fuel depot storage facilities in Taiyuan and in Gujiao, Shanxi, 50,000 metric tons and 70,000 metric tons of capacity, respectively, at each location. The Gujiao facility was acquired in January of 2009 and commenced operations in November of 2010.  We are 1 of 3 licensed intermediaries in Taiyuan and the sole licensed intermediary in Gujiao that operates its own large scale storage tanks. We have the necessary licenses to operate and sell Products not only in Shanxi but throughout the entire PRC.  Our storage tanks have the largest storage capacity of any private enterprise in Shanxi.  We seek to earn profits by selling our Products at competitive prices with timely delivery to transportation companies, coal mining operations, power supply customers, large-scale gas stations and small, independent gas stations. We also earn revenue under an agency fee by acting as a purchasing agent for other intermediaries in Shanxi, and through limited sales of diesel and gasoline at two retail gas stations, each located at our facilities. The sales price and the cost basis of our products is largely dependent on regulations and price control measures instituted and controlled by the PRC government as well as the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond our control.

We were incorporated under the laws of the State of Colorado on March 17, 2000 as Tabatha II, Inc.  On October 12, 2007, we changed our name to Longwei Petroleum Investment Holding Limited.

For the year ended June 30, 2012, we reported revenues of approximately $510.6 million, an increase of 6.0% from revenues of approximately $481.6 million reported for the year ended June 30, 2011.

Results of Operations

The following tables set forth key components of the Company’s results of operations for the years ended June 30, 2012 and 2011, respectively.

For the Year Ended June 30, 2012 Compared to the Year Ended June 30, 2011

(In thousands, except per share data)	2012	2011
Revenues	$510,593	$481,553
Costs of Revenues	422,118	383,730
Gross Profit	88,475	97,823
Operating Expenses	4,700	6,154
Operating Income	83,775	91,669
Derivative Income (Expense)	2,573	(5,447)
Interest Income (Expense)	20	20
Income Before Taxes	86,368	86,242
Provision for Income Taxes	(21,253)	(23,524)
Net Income	65,115	62,718
Foreign Currency Translation Adjustment	6,598	12,983
Comprehensive Income	71,713	75,701
Net Income	65,115	62,718
Preferred Stock Dividends	(60)	(201)
Net Income Attributable to Common Shareholders	$65,055	$62,517
Basic Earnings Per Share	$0.65	$0.64
Diluted Earnings Per Share	$0.61	$0.62

All dollar figures below are “in thousands” except for $/mt and per share data.

Revenues

Revenues increased by $29,040 or 6.0% to $510,593 for the year ended June 30, 2012 from $481,553 for the year ended June 30, 2011. The Taiyuan and Gujiao fuel storage depots generated revenues of $256,315 and $233,750, respectively, and we earned an additional $20,528 in agency fees for the fiscal year ending June 30, 2012.  The Taiyuan and Gujiao fuel storage depots generated revenues of $269,737 and $188,348, respectively, and we earned an additional $23,468 in agency fees for the fiscal year ending June 30, 2011.  The sales increase was primarily due to the increase in product sales price.  The weighted average sales price per metric ton (“mt”) of petroleum products sold increased approximately 17.7% to $1,199/mt from $1,019/mt for the years ended June 30, 2012 and 2011, respectively.

Our revenues are derived from two segments including direct product sales and agency fees.  For direct product sales we purchase, take physical possession, and sell diesel, gasoline, fuel oil and solvents.  For agency fees we act as a purchasing agent earning a fee or commission by allowing intermediaries to use our licenses and buying power to purchase directly from the refineries.  During the year ended June 30, 2012, our product sales increased $31,980 or 7.0% from $458,085 to $490,065, and our agency fees decreased $2,940 or 12.5% from $23,468 to $20,528, respectively over the year ended June 30, 2011.

For the years ended June 30, 2012 and 2011, direct product sales revenues accounted for 96.0% and 95.1% of total revenues and agency fees accounted for 4.0% and 4.9% of total revenues, respectively.

Our revenue and volume activity are broken down below by facility, by quarter:

	For the Year Ending June 30, 2012 - Quarterly Periods Ended

	September 30,	December 31,	March 31,	June 30,	FYE 2012
(in thousands, except metric tons)	2011	2011	2012	2012	TOTAL
Product Sales:
Taiyuan Facility	$58,249	$64,832	$60,558	$72,676	$256,315
Gujiao Facility	54,843	56,261	64,293	58,353	233,750
Total Product Sales	113,092	121,093	124,851	131,029	490,065

Agency Fees	5,539	5,291	4,370	5,328	20,528

Total Revenues	$118,631	$126,384	$129,221	$136,357	$510,593

Sales Volume: (mt)
Taiyuan Facility	50,018	55,403	49,956	63,077	218,454
Gujiao Facility	43,844	47,542	51,900	47,140	190,426
Total Sales Volume	93,862	102,945	101,856	110,217	408,880

Weighted average selling price per mt	$1,205/mt	$1,176/mt	$1,226/mt	$1,188/mt	$1,199/mt

	For the Year Ending June 30, 2011 - Quarterly Periods Ended

	September 30,	December 31,	March 31,	June 30,	FYE 2011
(in thousands, except metric tons)	2010	2010	2011	2011	TOTAL
Product Sales:
Taiyuan Facility	$66,021	$69,120	$63,100	$71,612	$269,853
Gujiao Facility	41,465	45,398	51,296	50,073	188,232
Total Product Sales	107,486	114,518	114,396	121,685	458,085

Agency Fees	5,862	5,666	5,178	6,762	23,468

Total Revenues	$113,348	$120,184	$119,574	$128,447	$481,553

Sales Volume: (mt)
Taiyuan Facility	73,388	71,639	60,140	61,338	266,505
Gujiao Facility	45,686	46,846	48,076	42,431	183,039
Total Sales Volume	119,074	118,485	108,216	103,768	449,544

Weighted average selling price per mt	$903/mt	$967/mt	$1,057/mt	$1,173/mt	$1,019/mt

	For the Year Ended
(in thousands, except metric tons)	June 30, 2012	June 30, 2011	% Change
Product Sales:
Taiyuan Facility	$256,315	$269,853	(5.0%	)
Gujiao Facility	233,750	188,232	24.2%
Total Product Sales	490,065	458,085	7.0%

Agency Fees	20,528	23,468	(12.5%	)

Total Revenues	$510,593	$481,553	6.0%

Sales Volume: (mt)
Taiyuan Facility	218,454	266,505	(18.0%	)
Gujiao Facility	190,426	183,039	4.0%
Total Sales Volume	408,880	449,544	(9.0%	)

Weighted average selling price per mt	$1,199/mt	$1,019/mt	17.7%

We continue to allocate product sales between our two facilities, Taiyuan and Gujiao, to better serve our customer base.   The two facilities are approximately 30 kilometers apart and their service markets overlap.  Total sales volume for the year ended June 30, 2012 dropped 9.0% to 408,880mt from 449,544mt for the year ended June 30, 2011.  The drop in volume was primarily due to lower demand from certain customers because of rising fuel prices between the periods and the general economic slowdown in the PRC.  During this timeframe we also declined certain sales opportunities to maintain our historical margin range during a period of rising inventory costs, as well as carefully managing our cash flow due to the large deposit paid for the Huajie Petroleum assets.  The deposit of $87,103 has been paid from cash generated through operations.

The increase in the price per mt of petroleum products was due to the increase in international crude oil prices and corresponding price increases set by the PRC to retail petroleum prices.  During the time frame for year ended June 30, 2011 through the year ended June 30, 2012, the PRC increased retail petroleum prices six times and decreased retail prices three times.

Brent Crude Price vs. PRC Retail Prices – Price Trend Lines

Revenues for our fourth fiscal quarter of 2012 (three months ended June 30, 2012) increased $7,136 or 5.5% to $136,357 from $129,221 for the third fiscal quarter of 2012 (three months ended March 31, 2012).   Sales volume for the fourth fiscal quarter of 2012 increased 8,361 mt or 8.2% to 110,217 mt from 101,856 mt for the third fiscal quarter of 2012.  During the fourth fiscal quarter of 2012, the weighted average sales price per mt of petroleum products sold decreased approximately $38/mt or 3.1% to $1,188/mt from $1,226/mt because of PRC retail price decreases in both May and June 2012.  These price decreases more closely aligned the PRC retail petroleum prices to the world prices during the fourth fiscal quarter 2012 based on the decrease in crude oil prices as seen in the chart above.

Our direct product sales revenues mix for the year ended June 30, 2012 was split approximately 45.8% diesel, 49.7% gasoline, 2.0 fuel oils and 2.5% solvents.  Our direct product sales revenues mix for the year ended June 30, 2011 was split approximately 48.3% diesel, 49.4% gasoline, 1.0% fuel oils and 1.3% solvents.

Percentage of Product Sales Revenue by Customer Class for the Years Ended June 30
Customers Classification	2012		2011
Industrial Users, Coal Operations & Power Generation	51%	$249,933	50%	$229,043
Large-Scale Gas Stations	35%	171,523	34%	155,748
Small, Independent Gas Stations	14%	68,609	16%	73,294
Total Product Sales Revenues	100%	$490,065	100%	$458,085

Our industrial customers are primarily transportation companies, coal mining operations and power generation plants, which use diesel, gasoline, fuel oil and solvents and accounted for approximately 51% and 50% of our product revenues for the years ended June 30, 2012 and 2011, respectively.  Industrial users remain our largest customer category primarily because of our Gujiao facility, which is strategically located in an industrial region.  Industrial customers are also our primary source of agency fee revenues because of the large quantity of product required for their operations.  The decrease in agency fee revenues for the year ended June 30, 2012 was primarily due to the general economic slowdown in the PRC, which led to lower demand for the large direct orders from industrial customers.

Large-scale gas stations accounted for approximately 35% and 34% of our product revenues for the years ended June 30, 2012 and 2011, respectively.  Our third largest group of customers consists of small, independent gas stations. These small, independent operators were impacted by rising consumer prices and decreased as a percentage of product revenues to approximately 14% from 16% for the year ended June 30, 2012 and 2011, respectively. These customers primarily buy diesel and gasoline to support their retail network of gas stations to fuel the growing demand of new automobiles on the roads in the PRC.  These customers depend on our timely delivery and customer service compared to the larger state-owned enterprises.

The Company has forty-six major customers, which each account for at least 1% (or approximately $5.1 million) or more of total revenues.  No customer accounted for more than 2.7% or 2.8% of our total revenues, respectively, for the years ended June 30, 2012 and 2011.  The Company’s top ten customers by revenues for the years ended June 30, 2012 and 2011 cumulatively represented approximately 23.7% and 24.0% of our total revenues, respectively.  No customer accounted for more than 7.3% or 8.7% of our total accounts receivable balance at June 30, 2012 and 2011, respectively.

Costs of Sales

Costs of sales increased by $38,388 or 10.0% to $422,118 for the year ended June 30, 2012 compared to $383,730 for the year ended June 30, 2011.  As a percentage of total revenues our total cost of sales between the periods increased by 3.0% as a percentage of revenues to 82.7% from 79.7%.  The increase in cost of sales was primarily due to higher weighted average inventory costs during a period of rising international prices and an extended period of lower retail prices to contain inflation implemented by the PRC.  During the year ended June 30, 2012, the PRC retail price was lowered in October at a time international crude prices subsequently increased.  The PRC later adjusted retail prices up in February and March 2012 and then back down in May and June 2012 to more accurately reflect worldwide crude oil prices.  (Our total gross profit decreased 3.0% of total revenues, or by $9,348 or 9.6% to $88,475 from $97,823 for the years ended June 30, 2012 and 2011, respectively.)

The Company also experienced a drop in agency fee revenues of $2,940 or 12.5% to $20,528 during the year ended June 30, 2012 compared to $23,468 during the year ended June 30, 2011.  When the Company earns higher agency fees, the net effect lowers the percentage of total cost of sales because there are no costs associated with the agency fees.

We pay market prices to our refinery suppliers and carefully manage our inventory levels to adjust to pricing fluctuations. The twelve-month weighted average cost basis per metric ton of Product we sold increased by $178/mt or 20.8% to $1,032/mt from $854/mt during the years ended June 30, 2012 and 2011, respectively.  During the year ended June 30, 2012, the Company’s gross profit margin on product sales declined 2.3% to 13.9% from 16.2% during the year ended June 30, 2011, because of higher inventory costs due to rising international crude oil prices.

	For the Years Ending June 30, 2012 and 2011 - Quarterly Periods Ended
Product Sales Revenues & Cost*	September 30	December 31	March 31	June 30	FYE TOTAL

For the Year Ended June 30, 2012
Weighted average selling price/mt	$1,205/mt	$1,176/mt	$1,226/mt	$1,188/mt	$1,199/mt
Weighted average cost/mt	1,029/mt	1,010/mt	1,054/mt	1,036/mt	1,032/mt
Gross profit/mt	$176/mt	$166/mt	$172/mt	$152/mt	$167/mt
Gross profit margin	14.6%	14.1%	14.0%	12.8%	13.9%

For the Year Ended June 30, 2011
Weighted average selling price/mt	$903/mt	$967/mt	$1,057	$1,173/mt	$1,019/mt
Weighted average cost/mt	769/mt	816/mt	882	967/mt	854/mt
Gross profit/mt	$134/mt	$151/mt	$175	$206/mt	$165/mt
Gross profit margin	14.8%	15.6%	16.6%	17.6%	16.2%

*Average product sales revenues and cost of revenues based on quarterly contribution and volume.  Cost of revenues includes product costs, taxes and surcharges, and delivery costs.

	For the Year Ended
	June 30, 2012	June 30, 2011	% Change
Product Sales Revenue and Cost per metric ton (“mt”)
Weighted average selling price/mt	$1,199/mt	$1,019/mt	17.7%
Weighted average cost/mt	1,032/mt	854/mt	20.8%
Gross profit/mt	$167/mt	$165/mt	1.2%

Gross profit margin	13.9%	16.2%	(2.3%)

The cost basis of finished petroleum products fluctuates during the year due to the pricing mechanism in place in the PRC.  The price of finished petroleum products is established by a PRC regulatory body, National Regulatory Development Commission (“NDRC”), under a formula based on the movement of international prices over a look-back period of 22 working days and generally resets when the price increases or decreases by 4%.  The NDRC adjusts domestic finished oil prices by modifying the retail price of gasoline and diesel in all provinces, which has an upstream pricing effect over the wholesale price of finished oil products.  We attempt to manage our costs by utilizing our storage capacity to adjust inventory levels based on the anticipated movement of industry pricing to take advantage of pricing and supply and demand fluctuations within the marketplace.  The Company’s average age of inventory for the year ended June 30, 2012 was approximately 45 days as the Company held more inventory to take advantage of additional product purchases for on-hand inventory before a period of rising prices by utilizing our large storage capacity.  This compares to the Company’s average age of inventory for the year ended June 30, 2011 of approximately 41 days during a time of fluctuating prices for international crude oil.  During this time we also increased our advances to suppliers to lock in pricing based on uncertainty associated with the international crude oil price fluctuations from tensions in the Middle East.  The Company is continually working to optimize its inventory turnover, which expands sales capacity based on increased inventory movement.  In times of anticipated rising prices the Company tries to lock-in pricing and increase inventory on-hand prior to the PRC pricing mechanism adjusting the set retail price upwards.  Our supplier advance balance with refineries allows us to lock-in pricing and supply so that we can react quickly to purchases based on anticipated movements in the international price of crude oil and the timing of the PRC pricing levels adjustments.

The Company monitors its business in two segments, product sales and agency fees.  Cost of product sales is allocated to product sales and includes the cost to purchase product and the costs, if any, to transport the product to the Company and to deliver the goods to the customer. Based on the direct product sales revenue, costs of product sales increased by $38,388 or 10.0% to $422,118 for the year ended June 30, 2012 from $383,730 for the year ended June 30, 2011.   As a percentage of direct product sales revenues our cost of product sales increased to 86.1% from 83.8% for the years ended June 30, 2012 and 2011, respectively.  The 2.3% increase in direct product sales costs was primarily due to higher weighted average inventory costs during a period of rising international prices and an extended period of lower retail prices to contain inflation implemented by the PRC.  (Our direct product sales gross profit decreased 2.3% of direct product sales revenues, or by $6,408 or 8.6% to $67,947 from $74,355 for the years ended June 30, 2012 and 2011, respectively.)

The cost of agency fee service revenues consists of selling commission, transportation or other costs, if any, associated with the agency fee arrangement.  For years ended June 30, 2012 and 2011, respectively, the Company stopped transporting or handling the products associated with the agency sales and only acts in a broker capacity allowing other intermediaries to use its licenses and buying power to purchase product directly from the refineries.  The Company considers any costs associated with agency fee revenues immaterial and has not allocated any costs to agency fees for the years ended June 30, 2012 and 2011, respectively.  For the years ended June 30, 2012 and 2011, agency fees contributed to improve overall gross margin as a percentage of total sales by approximately 3.4% and 4.1%, respectively.

Operating Expenses

Operating expenses for the year ended June 30, 2012 decreased $1,454 or 23.6% to $4,700 as compared to $6,154 for the year ended June 30, 2011, primarily due to lower professional fees paid during the period. As a percentage of revenues, operating expenses declined to 0.9% for the year ended June 30, 2012 from 1.3% for the year ended June 30, 2011.  Operating expenses during 2012 consisted of non-cash expenses of $165 in stock based compensation and $2,683 in depreciation.  The Company paid $1,852 in cash payments for salaries, consulting and professional fees, insurance and travel primarily related to fees and expenses related to the operations of the public company.  Operating expenses during 2011 consisted of non-cash expenses of $902 in stock based compensation and $2,266 in depreciation.  The Company paid $2,986 in cash payments for salaries, consulting and professional fees, insurance and travel primarily related to fees and expenses related to the operations of the public company.

Operating Income

Operating income for the year ended June 30, 2012 decreased $7,894 or 8.6% to $83,775 from $91,669 for the year ended June 30, 2011, primarily due to the cost increases in the petroleum market and retail price decrease in the PRC, which reduced the Company’s overall gross profit margin 3.0% between the periods.

Income Before Taxes

Income before taxes for the year ended June 30, 2012 increased $126 or 0.1% to $86,368 as compared to $86,242 for the year ended June 30, 2011 primarily due to the gain of $2,573 associated with the accounting for the non-cash warrant derivative liability charge for the year ended June 30, 2012 compared to the expense charge of $5,447 for the year ended June 30, 2011.

In accordance with GAAP, we record a non-cash gain or expense charge for the change in the fair value of the warrant derivative. The financial instrument classified as derivatives consisted of stock warrants issued in connection with our October 2009 Financing.  The warrants have a three year term that expire October 29, 2012 and have an exercise price per share of $2.255.  The increase in the warrant derivative liability gain for the year ended June 30, 2012 was attributable to the change in the calculation variables that factors in stock price, risk-free rate, volatility and duration outstanding for the warrants.

The interest income remained the same between the periods at $20.  The Company had no interest expense for the periods since it had no long-term debt for the years ended June 30, 2012 and 2011, respectively.

Income tax expense for the year ended June 30, 2012 decreased $2,271 or 9.7% to $21,253 from $23,524 for the year ended June 30, 2011, due to the decrease in operating income earned during the periods.

Net Income

Net income increased by $2,397 or 3.8% to $65,115 for the year ended June 30, 2012 from $62,718 for the year ended June 30, 2011 due to the reasons set forth above.

Comprehensive income for the year ended June 30, 2012 decreased $3,988 or 5.3% to $71,713 from $75,701 for the year ended June 30, 2011, due to the decrease in foreign currency translation adjustment of $6,385 or 49.2% to $6,598 from $12,983 for the years ended June 30, 2012 and 2011, respectively.  The lower foreign currency translation adjustment was primarily driven by the slower currency devaluation of the Chinese RMB versus the US Dollar for the year ended June 30, 2012 compared to the year ended June 30, 2011.

Net income attributable to common shareholders increased by $2,538 or 4.1% to $65,055 for the year ended June 30, 2012 from $62,517 for the year ended 2011.  For the year ended June 30, 2012 we paid $60 in cash dividends on preferred stock compared to $201 in cash dividends paid on preferred stock for the year ended June 30, 2011.

Basic and Diluted Income Attributable to Common Shareholders per Share

The Company’s basic net income attributable to common shareholders per share increased $0.01 or 1.6% to $0.65 from $0.64 for the year ended June 30, 2012 and 2011, respectively.

The Company’s diluted net income attributable to common shareholders per share decreased $0.01 or 1.6% to $0.61 from $0.62 for the year ended June 30, 2012 and 2011, respectively.

We anticipate increases in selling, general and administration expenses for the fiscal year ended June 30, 2013 directly attributed to variable costs from increases in sales and operational expenses associated with our proposed purchase of the Huajie Petroleum assets.

Quarterly Financial Results (Unaudited)

The following table contains selected statements of operations information, which is unaudited and should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.  The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.  Operating results for each quarter of the fiscal year ended June 30, 2012 are summarized as follows:

	(In thousands) *Quarterly Periods Ended
	September 30,	December 31,	March 31,	June 30,
	2011	2011	2012	2012
Product Sales	$113,092	$121,093	$124,851	$131,029
Agency Sales	5,539	5,291	4,370	5,328
Total Revenues	118,631	126,384	129,221	136,357
Cost of Sales	96,614	104,002	107,367	114,135
Gross Profit	22,017	22,382	21,854	22,222
Operating Expense	973	1,003	913	1,811
Income from Operations	21,044	21,379	20,941	20,411
Other Income (Expenses)
Change in Fair Value of Derivative	2,127	(791)	(733)	1,970
Interest Income	4	4	4	8
Income Before Income Taxes	23,175	20,592	20,212	22,389
Income Tax Expense	(5,324)	(5,420)	(5,286)	(5,223)
Net Income	17,851	15,172	14,926	17,166
Foreign Currency Translation	2,856	1,646	1,874	222
Comprehensive Income	20,707	16,818	16,800	17,388

Net Income	17,851	15,172	14,926	17,166
Preferred Stock Dividends	(15)	(15)	(15)	(15)
Net Income Attributable to Common Shareholders	17,836	15,157	14,911	17,151

Earnings Per Share**
Basic	$0.18	$0.15	$0.15	$0.17
Diluted	$0.16	$0.15	$0.15	$0.15

* The Quarters Ended September 30, 2011, December 31, 2011 and March 31, 2012 are based on numbers from the previously published Forms 10-Q for the fiscal year ended June 30, 2012.  The Quarter Ended June 30, 2012 has been adjusted to include any audit adjustments during the Fiscal Year Ended June 30, 2012.
**Based on year ended June 30, 2012 weighted average common shares outstanding – Basic 100,765,343 and Diluted 101,773,298, respectively.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents totaled $11,578 at June 30, 2012.  As of June 30, 2012 our current assets increased $65,447 or 45.9% to $207,997 at year end June 30, 2012 from $142,550 at year end June 30, 2011, primarily due to the increase in advances to suppliers to lock-in pricing and future availability of product to take advantage of fluctuations in international crude oil prices.  We also maintained a cash deposit of $87,103 for the purchase of the Huajie Petroleum fixed assets, accounted for under long-term fixed assets.  Overall, we had an increase in cash flows of $2,156 during the twelve month period ended June 30, 2012 resulting from $5,151 of cash provided by operating activities, $3,141 cash used in investing activities for facility and equipment improvements, $60 of cash used in financing activities for dividend payments, and the effect of the exchange rate changes in cash of $206.

Our current ratio is approximately 24:1 (current assets to current liabilities) and improves to approximately 35:1 including the fixed asset purchase deposit, but net of the fair value of the warrant derivative liability at June 30, 2012.  Total current assets including the fixed asset purchase deposit as of June 30, 2012 was $295,100.  We have no long-term debt as of June 30, 2012.

Accounts receivable turnover days increased to approximately 20 days from 19 days on total sales, and increased to 83 days from 75 days on credit sales between the twelve-month periods ended June 30, 2012 and 2011, respectively.  (Payments are due upon receipt of the products unless the customer has been pre-approved for payment terms.  Approximately 75% of the Company’s customers are cash-payment only upon delivery, and certain large customers are preapproved for payment terms of up to 90 days.)

The average age of inventory increased to 45 days from 41 days during the year ended June 30, 2012 compared to the year ended June 30, 2011 to account for additional product purchases for on-hand inventory before a period of rising prices to take advantage of our large storage capacity.  During this time we also increased our advances to suppliers to lock in pricing and availability based on uncertainty associated with the international crude oil price fluctuations from tensions in the Middle East. The ratio of advances to suppliers to inventory increased to approximately 2.1:1 from 1.1:1 at June 30, 2012 from June 30, 2011 and the combined balance in both inventory on-hand and advances to suppliers increased $53,239 or 48.7% to $162,484 from $109,245 during the twelve-month period.  We have used our working capital to increase inventory and product availability based on current changes in market price. We are balancing our working capital to take advantage of pricing opportunities, as well as balancing the funding required to complete our acqusition of the Huajie Petroleum assets.  Our accounts receivable, inventory and advances to suppliers balances have now been built back up to historical levels based on sales last utilized at December 31, 2010, prior to operating cash flow being used for the deposit of the Huajie Petroleum assets.

Longwei entered into a letter of intent with Shangxi Jiangtong Chemicals Co., Ltd. (“Jiangtong”) in March 2011 to acquire the assets of Jiangtong’s wholly-owned subsidiary Huajie Petroleum Co., Ltd. (“Huajie”).  The Company intends to acquire the assets of a fuel storage depot in northern Shanxi Province (located in Xingyuan, Shanxi) including fuel tanks with a 100,000 metric ton storage capacity. The Company has paid a deposit of 550 million RMB (approximately USD $87.1 million) toward the full purchase price of 700 million RMB (approximately USD $110.9 million) as of June 30, 2012 and 2011.  The Company has extended its agreement with the seller to pay the balance of the purchase price of 150 million RMB (approximately USD $23.8 million) by December 31, 2012.  The assets are non-operational with no revenue-producing history and include land use rights for 98 acres of land, 100,000 tonnage fuel tanks with accessory facilities and equipment, a special transportation railway line, and a 3,000-square-meter office building.  The acqusition is subject to final due diligence and board approval.  The Company intends to use its cash on hand, bank and other financing, and working capital assets to finance the acquisition.  The Company engaged a third-party, independent valuation firm for the appraisal of the fair market value of the assets to be acquired.  Longwei will account for the purchase of the proposed assets as an Asset Purchase.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	(In thousands) Year Ended June 30,
	2012	2011

Cash at beginning of period	$9,422	$10,125
Net cash provided by operating activities	5,151	79,670
Net cash used in investing activities	(3,141)	(85,015)
Net cash provided by (used in) financing activities	(60)	2,707
Effect of exchange rate changes on cash	206	1,935
Cash at end of period	$11,578	$9,422

Cash Flows from Operating Activities

For the year ended June 30, 2012, net cash provided by operations was $5,151, compared to net cash provided by operations of $79,670 for the year ended June 30, 2011.  The decrease of $74,519 or 93.5% in net cash provided by operations was primarily due to the increase in cash used for working capital assets, including $9,432 increase in accounts receivable and $50,444 increase in advances to suppliers.  The combined balance in both inventory on-hand and advances to suppliers increased $53,239 or 48.7% to $162,484 at June 30, 2012 from $109,245 at June 30, 2011.  We have used our cash flows from operating activities primarily to increase our product availability based on current changes in market price. We are balancing our working capital to take advantage of pricing opportunities, as well as balancing the funding required to complete our acqusition of the Huajie Petroleum assets.  At closing of the Huajie Petroleum assets, we will require significant working capital for inventory to support the new facility operations.

Based on the year ended June 30, 2012, our inventory product mix was 50,405mt (or 16.6 million gallons) of product on-hand or 42.0% of our total storage capacity of 120,000mt valued at $52,619.  Our supplier advance balance of $109,865 with refineries allows us to lock-in supply and pricing so that we can react quickly for purchases based on the timing of international crude oil prices fluctuations and the PRC retail pricing level adjustments.

Cash Flows from Investing Activities

For the year ended June 30, 2012, net cash used in investing activities was $3,141 compared to net cash used in investing activities of $85,015 for the year ended June 30, 2011.  The decrease of $81,874 or 96.3% in net cash used in investing activities was primarily due to the deposit payments paid from cash-on-hand toward the purchase price of the Huajie Petroleum assets of $82,984 for the year ended June 30, 2011.  The capital expenditures for the years ended June 30, 2012 and 2011 included investment in improvements at both of our facilities.

Cash flows from Financing Activities

For the year ended June 30, 2012, cash used in financing activities was $60 for Series A Preferred Stock dividends paid compared to net cash used in financing activities of $201 for the payment of Series A Preferred Stock dividends and the cash provided by the proceeds from the exercise of warrants of $2,908 during the year ended June 30, 2011.  The decrease of $2,767 or 102.2% in net cash provided by financing activities was primarily due to the receipt of proceeds from the exercise of warrants during the year ended June 30, 2011.

Plan of Operations

As described herein, we anticipate the completion of the approximately $110.9 million asset purchase of the assets of Huajie Petroleum as soon as possible based on managing our working capital.  We are currently negotiating potential financing opportunities, which may allow us to accelerate the closing and provide additional working capital to shorten the ramp-up time for operations.  We expect to continue to expand our customer base utilizing our distribution platforms.  Our strategy is to leverage our customer and supplier relationships to develop additional business.  We may also look for opportunities to expand our business that we consider accretive to earnings.

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

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through June 30, 2012, the Company had not experienced impairment losses on its long-lived assets.

Inventories

Inventories consist of finished petroleum products.  Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.  When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the years ended June 30, 2012 and 2011.

Management has discussed the development and selection of these critical accounting policies with the Board of Directors and the Board has reviewed the disclosures presented above relating to them.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

5296 S Commerce Dr Suite # 300 SLC, Ut 84107 (T) 801.281.4700 (F) 801.281.4701 Suite A, 5/F. Max Share Center 373 Kings Road North Point, HK (T) 852.21.555.333 (F) 852.21.165.222 abcpas.net
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Longwei Petroleum Investment Holding Limited
No.30 Dajingyu Street, Xiaojingyu Xiang, Wan Bailin District
Taiyuan City, Shanxi Province, China P.C. 030024

We have audited the accompanying consolidated balance sheets of Longwei Petroleum Investment Holding Limited and Subsidiaries (the Company) as of June 30, 2012 and 2011, and the related consolidated statements of operations and other comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Longwei Petroleum Investment Holding Limited and Subsidiaries as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the two-years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Anderson Bradshaw PLLC
Anderson Bradshaw PLLC
Salt Lake City, Utah
September 12, 2012

Longwei Petroleum Investment Holding Limited and Subsidiaries
Consolidated Balance Sheets

	June 30, 2012	June 30, 2011
Assets	(In Thousands)
Current Assets:

Cash	$11,578	$9,422
Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 in 2012 and 2011	33,935	23,883
Inventories	52,619	51,489
Advances to Suppliers	109,865	57,756

Total Current Assets	207,997	142,550

Deposit	87,103	85,093
Property Plant and Equipment, Net	47,202	45,662

Total Assets	$342,302	$273,305

Liabilities and Stockholders' Equity
Current Liabilities:

Accounts Payable	$750	$589
Warrant Derivative	320	2,893
Taxes Payable	7,687	8,096

Total Current Liabilities	8,757	11,578

Total Liabilities	8,757	11,578

Stockholders’ Equity:

Preferred Stock, No Par Value, 100,000,000 Shares Authorized; 914,643 and 914,643 Issued and Outstanding as of June 30, 2012 and 2011	418	418
Common Stock, No Par Value; 500,000,000 Shares Authorized; 100,889,966 and 100,751,966 Issued and Outstanding as of June 30, 2012 and 2011	31,667	31,502
Additional Paid-in Capital	7,992	7,992
Retained Earnings	261,696	196,641
Other Comprehensive Income	31,772	25,174

Total Stockholders’ Equity	333,545	261,727

Total Liabilities and Stockholders’ Equity	$342,302	$273,305

The accompanying notes to these consolidated financial statements are an integral part of these balance sheets.

Longwei Petroleum Holding Limited and Subsidiaries
Consolidated Statements of Operations and Other Comprehensive Income

	For the Years Ended June 30,
	2012	2011
	(In Thousands, Except Per Share Data)

Net Sales	$510,593	$481,553

Cost of Sales	422,118	383,730

Gross Profit	88,475	97,823

Operating Expenses	4,700	6,154

Operating Income	83,775	91,669

Derivative Income (Expense)	2,573	(5,447)
Interest Income	20	20
Interest Expense	-	-

Income Before Income Tax Expense	86,368	86,242

Income Tax Expense	(21,253)	(23,524)

Net Income	65,115	62,718

Foreign Currency Translation Adjustment	6,598	12,983

Comprehensive Income	$71,713	$75,701

Net Income	$65,115	$62,718
Preferred Stock Dividends Paid in Cash	(60)	(201)

Net Income Attributable to Common Stockholders	$65,055	$62,517

Earnings per Common Share:
Basic	$0.65	$0.64

Diluted	$0.61	$0.62

Weighted Average Common Shares Outstanding:
Basic	100,765	97,873

Diluted	101,773	101,684

The accompanying notes to consolidated financial statements are an integral part of these statements.

Longwei Petroleum Holding Limited and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock			Deferred Stock Based	Shares to be	Stock Subscription	Other Compre-hensive	Retained	Total Stockholders’
(In Thousands)	Shares	Amount	Shares	Amount	APIC	Comp	Issued	Receivable	Income	Earnings	Equity

Balance, June 30, 2010	6,934,273	$3,172	92,633,485	20,887	$8,644	$(1,238)	$-	$-	$12,191	$134,124	$177,780

Preferred Stock Converted to Common Stock	(6,019,630)	(2,754)	6,019,630	2,754	-	-	-	-	-	-	-

Issuance of Common Stock for Exercise of Warrants	-	-	1,951,851	7,545	-	-	-	-	-	-	7,545

Stock Based Compensation	-	-	147,000	316	(652)	1,238	-	-	-	-	902

Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	12,983	-	12,983

Cash Dividends Declared	-	-	-	-	-	-		-	-	(201)	(201)

Net Income	-	-	-	-	-	-	-	-	-	62,718	62,718

Balance, June 30, 2011	914,643	$418	100,751,966	$31,502	$7,992	$-	$-	-	$25,174	$196,641	$261,727

Stock Based Compensation	-	-	138,000	165	-	-	-	-	-	-	165

Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	6,598	-	6,598

Cash Dividends Declared	-	-	-	-	-	-		-	-	(60)	(60)

Net Income	-	-	-	-	-	-	-	-	-	65,115	65,115

Balance, June 30, 2012	914,643	$418	100,889,966	$31,667	$7,992	$-	$-	-	$31,772	$261,696	$333,545

The accompanying notes to consolidated financial statements are an integral part of these statements.

 Longwei Petroleum Investment Holding Limited and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2012	2011
	(In Thousands)
Cash Flows From Operating Activities:
Net Income	$65,115	$62,718

Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	2,684	2,266
Stock Based Compensation	165	902
Change in Warrant Derivative Liability	(2,573)	5,447
(Increase) Decrease in Assets:
Accounts Receivable	(9,432)	3,334
Inventories	87	(15,547)
Advances to Suppliers	(50,444)	19,989
Increase (Decrease) in Liabilities:
Accounts Payable	38	(263)
Taxes Payable	(598)	572
Other Current Liabilities	109	252
Net Cash Provided By (Used in) Operating activities	5,151	79,670

Cash Flows From Investing Activities:
Deposit made to Acquire Fixed Assets	-	(82,984)
Purchase and Improvements to Land and Buildings	(3,141)	(2,031)
Net Cash Provided By (Used in) Investing Activities	(3,141)	(85,015)

Cash Flows From Financing Activities:
Proceeds from the Exercise of Warrants	-	2,908
Payment of Dividends	(60)	(201)
Net Cash Provided By (Used in) Financing Activities	(60)	2,707

Effect of Exchange Rate Changes in Cash	206	1,935

(Decrease) Increase in Cash	2,156	(703)

Cash, Beginning of Year	9,422	10,125

Cash, End of Year	$11,578	$9,422

Supplemental Cash Flow Information:
Cash Paid During the Year for:
Income Taxes	$22,956	$23,041

Supplemental Schedule of Noncash Investing and Financing Activities:
Conversion of Preferred Stock into Common Stock	$-	$2,754
Common Stock issued for Exercise of Warrants	$-	$7,546

The accompanying notes to consolidated financial statements are an integral part of these statements.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Footnotes to the Consolidated Financial Statements
For the Years Ended June 30, 2012 and 2011

NOTE 1 - NATURE OF BUSINESS

Longwei Petroleum Investment Holding Limited (the “Company”) is an energy company engaged in the wholesale distribution of finished petroleum products in the People’s Republic of China (the “PRC”).  The Company’s oil and gas operations consist of transporting, storage and selling finished petroleum products, entirely in the PRC.  The Company purchases diesel, gasoline, fuel oil and solvents (the “Products”) from various petroleum refineries in the PRC. The Company’s headquarters are located in Taiyuan City, Shanxi Province (“Taiyuan”). The Company has a storage capacity for its Products of 120,000 metric tons located at its fuel depot storage facilities in Taiyuan and in Gujiao, Shanxi (“Gujiao”), 50,000 metric tons and 70,000 metric tons of capacity, respectively, at each location. The Gujiao facility was acquired in January of 2009 and commenced operations in November of 2009. The Company is 1 of 3 licensed intermediaries in Taiyuan and the sole licensed intermediary in Gujiao that operates its own large scale storage tanks. The Company has the necessary licenses to operate and sell Products not only in Shanxi but throughout the entire PRC. The Company seeks to earn profits by selling its Products at competitive prices with timely delivery to transportation companies, coal mining operations, power supply and industrial customers, large-scale gas stations and small, independent gas stations. The Company also earns revenue from agency fees by acting as a purchasing agent for other intermediaries in Shanxi, and through limited sales of diesel and gasoline at two retail gas stations, each located at the Company’s facilities. The sales price and the cost basis of the Company’s products are largely dependent on regulations and retail price control measures instituted and controlled by the PRC government, as well as the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond the Company’s control.

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

Financial Statements Presented

On October 16, 2007, the Company entered into a Share Exchange Agreement and issued 69,000,000 shares of its common stock in exchange for 100% of the outstanding ownership units of Longwei Petroleum Investment Holding Limited, (“Longwei BVI”) a British Virgin Islands entity.  This transaction was accounted for as a reverse acquisition. Longwei Petroleum Investment Holding Limited, formerly known as Tabatha II, Inc., did not have any operations and majority-voting control was transferred to Longwei BVI.  The transaction also required a recapitalization of Longwei BVI. Since Longwei BVI’s previous owners acquired a controlling voting interest; it was deemed the accounting acquirer, while Longwei Petroleum Investment Holding Limited (formerly Tabatha II, Inc.) was deemed the legal acquirer.

The historical consolidated financial statements of the Company are those of Longwei BVI, and of the consolidated entities from October 16, 2007, the date of the share exchange, and subsequent periods.  The consolidated financial statements of the Company presented for the years ended June 30, 2012 and 2011 include the financial statements of Longwei Petroleum Investment Holding Limited, Longwei BVI, Taiyuan Yahua Energy Conversion Ltd. (“Taiyuan Yahua”), and its direct and indirect subsidiaries, Shanxi Zhonghe Energy Conversion Ltd. (“Zhonghe”), Taiyuan Longwei Economy & Trading Co., Ltd., (“Taiyuan Longwei”) and Shanxi Heitan Zhingyou Petrochemical Co., Ltd. Intercompany transactions and balances are eliminated in consolidation.

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

Revenue Recognition

In accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 13, Revenue Recognition, the Company recognizes revenues when it is realized or realizable and earned.  The Company records revenues when the following four fundamental criteria under SAB Topic 13 are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers on the balance sheet.  The Company did not have any advances from customers for the years ended June 30, 2012 and 2011, respectively.

The Company negotiates contracts with its customers based on delivery schedule and price. The Company’s accounting policies are defined such that each delivery under a contract is accounted for separately.

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

Agency fee revenues consist of fees, similar to a sales commission, charged to intermediaries who lack the required licenses to purchase directly from refineries, as well as the volume purchasing capability of the Company. Agency fee revenues are recognized when there is evidence of an arrangement that specifies pricing and irrevocable receipt of product and collection has occurred. Cost of agency fee service revenues consists of selling commission, transportation or other costs, if any, associated with the agency fee arrangement.  For the years ended June 30, 2012 and 2011, respectively, the Company stopped transporting or handling the products associated with the agency sales and only acted in a broker capacity allowing other intermediaries to use its licenses to take possession of the products.  The Company considers any costs associated with Agency fee revenues immaterial and has not allocated any costs to Agency fees for the years ended June 30, 2012 and 2011, respectively.

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

Total comprehensive income is defined as all changes in stockholders’ equity during a period, other than those resulting from investments by and distributions to stockholders (i.e. issuance of equity securities and dividends).  Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation. The gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income. The total comprehensive income represents the activity for a period net of related tax and was a gain of $6,597,958 and $12,983,503 for the years ended June 30, 2012 and 2011, respectively.

Accumulated other comprehensive income related to the foreign currency translation in the consolidated statement of shareholders’ equity amounted to $31,772,020 and $25,174,062 as of June 30, 2012 and 2011, respectively.  The balance sheet amounts with the exception of equity at June 30, 2012 and 2011 were translated at RMB 6.3143 to $1.00 USD and RMB 6.4635 to $1.00 USD, respectively.  The average translation rates applied to income and cash flow statement amounts for the years ended June 30, 2012 and 2011 were at RMB 6.3519 to $1.00 USD and RMB 6.6278 to $1.00 USD, respectively.

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

Concentration of Risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions or state owned banks within the PRC, which do not provide for insurance against lost funds.  The Company also maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits of $250,000 for banks located in the US.  Balances at financial institutions or state owned banks within the PRC are not insured and amounted to $11,168,560 and $7,940,056 at June 30, 2012 and 2011, respectively.  As of June 30, 2012 and 2011, the Company had $76,944 and $1,356,410, respectively, in deposits in excess of federally insured limits in its US bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

The Company operates in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the USD and RMB.

The Company’s operations are carried out in the PRC.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the US and PRC, and by the general state of the economy in the PRC.  The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the US.  These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange.  The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

For the year ended June 30, 2012, no customers accounted for more than 2.7% of total revenues.  At June 30, 2012 the Company had 26 customers with open accounts receivable balances and the largest customer balance was 7.3% of total accounts receivable.  For the year ended June 30, 2011, no customers accounted for more than 2.8% of total revenues.  At June 30, 2011 the Company had 30 customers with open accounts receivable balances and the largest customer balance was 8.7% of total accounts receivable.  At June 30, 2012 and 2011 all accounts receivable were within current trade terms.

For the year ended June 30, 2012, five suppliers individually accounted for more than 10% of our annual purchases, but in no case more than 19.3% of annual purchases.  These five suppliers collectively accounted for 80.8% (approximately $339.2 million) of the Company’s purchases.  As of June 30, 2012, $-0- was due to these suppliers.  For the year ended June 30, 2011, five suppliers individually accounted for more than 10% of our annual purchases, but in no case more than 18.6% of annual purchases.  These five suppliers collectively accounted for 83.0% (approximately $330.1 million) of the Company’s purchases.  As of June 30, 2011, $-0- was due to these suppliers.

As of June 30, 2012, five suppliers individually accounted for more than 10% of our advances to suppliers balance, but in no case more than 12.4% of the total balance.  These five suppliers collectively accounted for 59.0% (approximately $64.8 million) of the Company’s advances to suppliers balance.  As of June 30, 2012, the Company had a total of ten refinery supplier accounts with open balances of advances to suppliers.  As of June 30, 2011, five suppliers individually accounted for more than 10% of our advances to suppliers balance, but in no case more than 16.0% of the total balance.  These five suppliers collectively accounted for 65.7% (approximately $37.9 million) of the Company’s advances to suppliers balance.  As of June 30, 2011, the Company had a total of ten refinery supplier accounts with open balances of advances to suppliers.  The Company has not experienced any losses with regard to its advances to suppliers and believes it is not exposed to any risks on its advanced account balances with suppliers.

The Company is susceptible to credit risk on accounts receivable from customers and advances to suppliers.  Generally, the Company does not obtain security from its customers or vendors in support of these accounts.

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in the PRC.

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.  The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable on a monthly basis and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of June 30 2012 and 2011, the Company determined that no reserve for accounts receivable was necessary.  The Company also has no off-balance sheet exposure related to its customers.

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

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the years ended June 30, 2012 and 2011.

Property, Plant and Equipment

Property, plant and equipment are located at the Company’s facilities in Taiyuan and Gujiao in the Shanxi Province of the PRC and are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited.  Maintenance and repairs are generally expensed as incurred.  When plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

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

Impairment of Long-Lived Assets

The Company applies the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, and FASB ASC Topic 205 Presentation of Financial Statements, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred.  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of June 30, 2012 and 2011, there was no impairment of its long-lived assets.

Intangibles

The Company applies the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other Intangible Assets, to record goodwill and intangible assets.  In accordance with ASC 350, certain intangible assets are to be assessed periodically for impairment using fair value measurement techniques. Goodwill is tested for impairment on an annual basis as of the end of the Company's fiscal year, or more frequently when impairment indicators arise. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances which indicate that impairment exists.  No goodwill or intangible assets were recorded as of June 30, 2012 and 2011, respectively.

Land Use Rights

Land use rights represent the exclusive right to occupy and use the land in the PRC for a specified contractual term.  Land use rights are carried at cost, less accumulated amortization.  Amortization is calculated using the straight-line method over the life of the land use right.  In the PRC land for industrial use typical has land use rights for 50 years from date of original issuance.  The Company does not recognize land use rights for the land at its Taiyuan facility, which was contributed by the government and has 34 years remaining on its land use right.  The Company does not recognize land use rights for the land at its Gujiao facility, which was deemed immaterial at the time of acquisition and has five years remaining on its land use rights.  The Company has the first right to renew its land use rights for its current business purposes.  No land use rights were recorded as of June 30, 2012 and 2011, respectively.

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

The Company accounts for income tax under the provisions of FASB ASC Topic 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statement bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  No material deferred tax amounts were recorded at June 30, 2012 and 2011, respectively.  The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years ended June 30, 2012 and 2011.

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

A provision has not been made at June 30, 2012 for US or additional foreign withholding taxes of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.  Generally, such earnings become subject to US tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the PRC.  However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current PRC officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2012, is not material to its results of operations, financial condition or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2012, if recognized, would not have a material effect on its effective tax rate.  The Company further believes that there are no tax positions for which it is reasonably possible, based on current PRC tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The Company does not currently have any formal stock option program, but does have a shareholder approved 2012 Equity Incentive Plan (the “Plan”), covering 400,000 shares common stock.  The Plan was designed to provide the board of directors compensation structure to establish performance incentive programs for executives, key employees and consultants.  To date the Company has awarded certain officers, directors and consultants stock grants.  For the year ended June 30, 2012, the Company issued 138,000 shares of restricted common stock to officers, directors and consultants accounted for as stock-based compensation.  For the year ended June 30, 2011, the Company issued 147,000 shares of restricted common stock to officers, directors and consultants accounted for as stock-based compensation.

Stock-based compensation costs that have been included in operating expenses amounted to $164,640 and $902,145 for the years ended June 30, 2012 and 2011, respectively.  During the year ended June 30, 2011, $315,570 related to the 147,000 shares issued during the period for stock-based compensation and $586,575 related to previously issued shares in the years ended June 30, 2011 and 2010 recognized as stock-based compensation expense in the year ended June 30, 2011 was recorded to adjust deferred stock-based compensation.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At June 30, 2012 and 2011 the amounts were not significant.

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

Advertising

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the years ended June 30, 2012 and 2011 were not significant.

Research and Development

The Company expenses the cost of research and development as incurred.  Research and development costs for the years ended June 30, 2012 and 2011 were not significant.

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of June 30, 2012 and 2011 the fair value of cash and cash equivalents, accounts receivable, other receivables, accounts payable and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

Fair Value Measurements

Effective January 1, 2009, the FASB ASC Topic 825 Financial Instruments, requires disclosure about fair value of financial instruments.

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

Level 1 - observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2 - other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

Level 3 - significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs.  The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.  The Company had a warrant derivative liability carried at fair value on a recurring basis at June 30, 2012.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as reported during the year ended June 30, 2012, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2012

Warrant Derivative Liability	$-	$320,408	$-	$320,408

Total	$-	$320,408	$-	$320,408

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

Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with ASC Topic 260, Earnings Per Share.  Basic earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is based on the assumption that all dilutive convertible shares, stock options, warrants and other equity awards were converted or exercised during the period. Dilution is computed by applying the treasury stock method for warrants and options and as-converted method for preferred stocks. Under the treasury stock method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Segment Reporting

The Company uses the management approach in determining operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions, allocating resources and assessing performance as the source of determining the Company’s reportable operating segments.  The Company’s chief executive officer has been identified as the chief operating decision maker.  The Company has determined that it has two reportable operating segments as defined by FASB ASC Subtopic 280-10, Segment Reporting: Overall, which are the wholesale distribution of petroleum products, wherein the Company takes possession of the product, and agency fees earned as a sales commission, wherein the Company does not take possession of the product.

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

Reclassification

Certain reclassifications have been made to the 2011 consolidated financial statement to conform to the 2012 consolidated financial statement presentation. These reclassifications had no effect on net income or cash flows as previously reported.

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

Accounting Standards Update (“ASU”) ASU No. 2010-09 (ASC Topic 855), which amends Subsequent Events Recognition and Disclosures, ASU No. 2009-16 (ASC Topic 860), which amends Accounting for Transfer of Financial Assets, ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-08, Earnings per Share, ASU No. 2009-12(ASC Topic 820), Investments in Certain Entities That Calculate Net Asset Value per Share, and various other ASU’s No. 2009-2 through ASU No. 2012-03 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Other accounting standards have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the Company’s financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Commitments

The Company has no rent expense or lease commitments for the years ended June 30, 2012 and 2011.

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices.  No material annual loss is expected from these commitments.

The Company has advances to ten refineries for inventory in the amount of $109,865,101, which will be offset against future purchases from the suppliers.

The Company has paid a deposit of 550 million RMB (approximately USD $87.1 million) toward the full purchase price of 700 million RMB (approximately USD $110.9 million) of the Huajie Petroleum assets.  The Company has extended its agreement with the seller to pay the balance of the purchase price of 150 million RMB (approximately USD $23.8 million) by December 31, 2012.

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, environmental matters and tax matters.  An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  As of June 30, 2012 the Company has not recognized an accrual for any loss contingency.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if an allowance for doubtful accounts is necessary and adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Through the date of these financial statements, the Company has never experienced a significant bad debt.  As a result, no allowance for doubtful accounts has been recorded. Trade accounts receivable as of June 30, 2012 and 2011 consisted of the following:
	June 30, 2012 (in thousands)	June 30, 2011 (in thousands)

Trade Accounts Receivable	$33,935	$23,883
Less: Allowance for Doubtful Accounts	-	-
Totals	$33,935	$23,883

NOTE 5 – INVENTORIES

As of June 30, 2012 and 2011, inventory consisted of significant quantities of diesel and gasoline, among others, as outlined herein:

	June 30, 2012 (in thousands)	June 30, 2011 (in thousands)

Diesel	$26,363	$26,748
Gasoline	25,472	23,907
Fuel Oil	563	548
Solvents	221	286
Total	$52,619	$51,489

NOTE 6 – ADVANCES TO SUPPLIERS

As of June 30, 2012 and 2011, advances to suppliers consisted of significant deposits on account with the Company’s suppliers, which are petroleum refineries.  The deposits are held by the Company’s suppliers to ensure that the delivery of inventory to the Company is made in a timely manner.  The Company attempts to maintain a significant balance on account with suppliers with the expectation of receiving preferential pricing and delivery of product from suppliers.

	June 30, 2012 (in thousands)	June 30, 2011 (in thousands)

Advances to Suppliers	$109,865	$57,756
Total	$109,865	$57,756

Below is a list of suppliers that represented more than 10% of our purchases in years ended June 30, 2012 and 2011:

Supplier/Refinery Purchases > 10% of Total Annual Purchase
	For the Year Ended
Suppliers	June 30, 2012	June 30, 2011
Yan Lian Industrial Group	19.3%	18.2%
Tianjin Dagang Jinyu Industrial Co., Ltd.	16.7%	14.8%
Panjin Jinjiang Oil Company	16.2%	18.6%
Guangzhou Tenghao Company	14.7%	16.1%
Jinan Blue Star Petroleum Co.	13.9%	15.3%
TOTAL	80.8%	83.0%

NOTE 7 – DEPOSIT

Longwei entered into a letter of intent with Shangxi Jiangtong Chemicals Co., Ltd. (“Jiangtong”) to acquire the assets of Jiangtong’s wholly-owned subsidiary Huajie Petroleum Co., Ltd. (“Huajie”).  The Company intends to acquire the assets of a fuel storage depot in northern Shanxi Province (located in Xingyuan, Shanxi) including fuel tanks with a 100,000 metric ton storage capacity. The Company has paid a deposit of 550 million RMB (approximately USD $87.1 million) toward the full purchase price of 700 million RMB (approximately USD $110.9 million) as of June 30, 2012 and 2011.  The Company has extended its agreement with the seller to pay the balance of the purchase price of 150 million RMB (approximately USD $23.8 million) by December 31, 2012.  The assets are non-operational with no revenue-producing history and include land use rights for 98 acres of land, 100,000 tonnage fuel tanks with accessory facilities and equipment, a special transportation railway line, and a 3,000-square-meter office building.  The acqusition is subject to final due diligence and board approval.  The Company intends to use its cash on hand, bank and other financing, and working capital assets to finance the acquisition.

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

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2012 (in thousands)	June 30, 2011 (in thousands)

Buildings	$5,378	$5,617
Machinery and Storage Equipment	38,015	32,816
Railway	14,301	14,698
Motor Vehicles	294	287
Total Property, Plant and Equipment	57,988	53,418
Less: Accumulated Depreciation	(10,786)	(7,756)
Property, Plant and Equipment, net	47,202	45,662

Depreciation expense for the years ended June 30, 2012 and 2011 was $2,683,783 and $2,265,811, respectively.

NOTE 9 – TAXES

Taxes payable consisted of the following:

	June 30, 2012 (in thousands)	June 30, 2011 (in thousands)

Income Tax Payable	$4,813	$6,516
Value Added Tax Payable	2,510	1,404
Business Taxes and Other Payables	364	176
Total	$7,687	$8,096

Income Taxes

On March 16, 2007, the PRC National People’s Congress passed the PRC Enterprise Income Tax Law (“New EIT Law”) which became effective on January 1, 2008.  Pursuant to the New EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied consistently to both domestic-invested enterprises and foreign-invested enterprises.

Taiyuan Yahua Energy Conversion Ltd., Shanxi Zhonghe Energy Conversion Ltd. and Shanxi Heitan Zhingyou Petrochemical Co. Ltd. are taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%. None of these companies had income taxes due during the years ended June 30, 2012 and 2011.  Since these three entities have minimal business operations, the three entities are unlikely to have profits in future periods. As a result, all deferred tax assets and liabilities are deminimus, and management would have a 100% valuation allowance for all deferred tax assets.

The operating subsidiary of Taiyuan Longwei Economy & Trading Ltd. is taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%.  This entity had taxes due for the years ended June 30, 2012 and 2011 of $21.3 million and $23.5 million, respectively.

Longwei Petroleum Investment Holding Limited (BVI) is exempt from income tax on all sources of income pursuant to the tax law in the British Virgin Islands. However, pursuant and subsequent to the share exchange, the parent company in U.S. may pay tax in future years.

United States of America

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate.  As the Company has no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of June 30, 2012 and 2011.

Colorado

The Company is incorporated in the State of Colorado but does not conduct business in Colorado. As the Company has no income generated in the State of Colorado, there was no corporate tax expense or tax liability due to the State of Colorado as of June 30, 2012 and 2011.

British Virgin Islands

The Company’s subsidiary, Longwei Petroleum Investment Holding Limited (BVI), is incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.  As the Company has no income generated in the British Virgin Islands, there was no corporate tax expense or tax liability due to the British Virgin Islands as of June 30, 2012 and 2011.

People’s Republic of China

Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income is 25% for the Company’s PRC subsidiaries.  There is no tax provision for the years ended June 30, 2012 or June 30, 2011, respectively.

	June 30, 2012 (in thousands)	June 30, 2011 (in thousands)

Taxable Income (loss) before income tax
United States	$1,358	$(7,854)
PRC	85,010	94,096
Total	$86,368	$86,242

Provision for Income Taxes
Current income tax	$21,253	$23,524
Deferred income tax	-	-
Total	$21,253	$23,524

Effective tax rate – worldwide (PRC rate)	25%	27%

Reconciliation of Effective Income Tax Rate
Statutory U.S. tax rate	34%	34%
Tax rate difference (between domestic and foreign)	-9%	-9%
Other*	0%	2%
Effective worldwide tax rate	25%	27%

*Other – The percentage represents the expenses incurred by the Company that were not deductible for PRC income tax.

The Company did not have any significant temporary differences relating to deferred tax liabilities as of year-end.  (All of the NOL has 100% allowance.)  A valuation allowance for the deferred tax assets is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated.  The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside of the U.S.  As of June 30, 2012, the above accumulated adjusted earnings of non-U.S. subsidiaries was indefinitely invested.  At the existing U.S. federal income tax rate, additional U.S. income taxes would have to be provided if such earnings were remitted currently.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and liabilities.  The components of the deferred tax assets and liabilities are individually classified as current or non-current based on their characteristics. Deferred tax assets and liabilities are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  A provision has not been made at June 30, 2012 and 2011 for U.S. or additional foreign withholding taxes of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.  Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the government.  However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current government officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2012 and 2011 is not material to its results of operations, financial condition or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2012 and 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on the current PRC tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows as of June 30, 2012 and 2011.

Effective January 1, 2007, the Company adopted ASC 740-10, Accounting for Uncertainty in Income Taxes (formerly “FIN 48”, an interpretation of FASB statement No. 109), Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2012 and 2011, the Company does not have a liability for unrecognized tax benefits.

NOTE 10 – PREFERRED STOCK - OCTOBER 2009 FINANCING

On October 29, 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”), with several investors, including institutional, accredited and non-US persons and entities (the “Investors”), pursuant to which the Company issued and sold units, comprised of its newly designated Series A Convertible Preferred Stock (the “Series A Preferred Stock”), and warrants (the “Investor Warrants”), for a purchase price of US$1.10 per unit (the “October 2009 Financing”).  The Company sold 13,499,274 units in the aggregate, which included (i) 13,499,274 shares of Series A Preferred Stock and (ii) Investor Warrants to purchase an additional 13,499,274 shares of common stock at an exercise price of US$2.255 per share (the “Exercise Price”) with a three-year term.  Gross proceeds totaled $14,849,201, or net proceeds of $12,381,281 net of issuance costs of $2,467,920.  The Company’s placement agent also received 1,349,927 Warrants as part of their compensation under the same terms as the Investors.

The Investor Warrants have an Exercise Price which is subject to adjustments in certain circumstances for stock splits, combinations, dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets, issuance of additional shares of common stock or equivalents.  The Investor Warrants may not be exercised if it would result in the holder beneficially owning more than 4.9% of the Company’s outstanding common shares.  The outstanding warrants associated with the October 2009 Financing expire after October 29, 2012.

Accounting for the Warrants

The Company analyzed the Warrants in accordance with ASC Topic 815 to determine whether the Investor Warrants meet the definition of a derivative under ASC Topic 815 and, if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The Company adopted the provisions of ASC Topic 815 subtopic 40 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“ASC Topic 815 subtopic 40”) on July 1, 2009, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting ASC Topic 815 subtopic 40, the Company concluded that the Warrants issued in the October 2009 Financing should be treated as a derivative liability because the Warrants are entitled to a price adjustment provision to allow the Conversion Price to be reduced in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable Exercise Price or without consideration, which is typically referred to as a “down-round protection” or “anti-dilution” provision.  According to ASC Topic 815 subtopic 40, the “down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants to fail to be qualified as indexed to the Company’s own stock and then to fail to meet the scope exceptions of ASC Topic 815. Therefore, the Company accounted for the Warrants as derivative liabilities under ASC Topic 815 (codification of EITF 00-19).  Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings under the other income/expense in the consolidated statement of operations at each reporting period.  During the years ended June 30, 2012 and 2011, the Company recorded a gain on warrant re-valuation of $2,573,062 and a loss on warrant re-valuation of $5,446,944, respectively.

Fair Value of the Warrants

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company estimated the fair value of the Investor Warrants and Series A Preferred Stock using a Lattice Pricing Model and available information that management deems most relevant. Among the factors considered in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price and trading history of similarly traded securities, and other factors generally pertinent to the valuation of financial instruments. The following table provides the valuation inputs used to value the Investor Warrants issued in connection with the October 2009 Financing.

October 2009 Financing Warrants - Valuation Inputs
Attribute	June 30, 2012	June 30, 2011	October 29, 2009
Stock Price	$1.27	$1.48	$2.05
Risk Free Interest Rate	0.41%	0.81%	1.50%
Volatility	68.54%	64.00%	63.90%
Exercise Price	$2.255	$2.255	$2.255
Dividend Yield	0%	0%	0%
Contractual Life (Years)	0.33	1.35	3.00
Fair Market Value	$320,408	$2,893,470	$7,327,517

In accordance with ASC Topic 470-20, “Debt with Conversion and Other Options,” the gross proceeds of $14,849,201 from the October 2009 Financing were first allocated to the warrant derivative based on its fair value of $7,327,517 with the residual value of $7,521,684 allocated to the Series A Preferred Stock as of October 29, 2009. The remeasured fair value of the Investor Warrants as of June 30, 2012 was $320,408.

Key Terms of October 2009 Financing

Additional key terms of the Series A Preferred Stock sold by the Company in the October 2009 Financing were filed a Form 8-K on November 2, 2009 to provide the complete contractual terms and actual copies of the documents associated with the October 2009 Financing.

Stock Warrant Activity

The following is a summary of the Company’s stock warrant activity through June 30, 2012, only one class of warrants outstanding – related to the October 2009 Financing stock warrants, adjusted for any changes in the exercise price of the stock warrants:

	Stock Warrants	Weighted Average Exercise Price
Outstanding – June 30, 2010	14,849,201	$2.255
Exercisable – June 30, 2010	14,849,201	$2.255
Granted	-	$-
Exercised	(3,306,949)	$2.255
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2011	11,542,252	$2.255
Exercisable – June 30, 2011	11,542,252	$2.255
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2012	11,542,252	$2.255
Exercisable – June 30, 2012	11,542,252	$2.255

The following is a summary of the Company’s stock warrants outstanding as of June 30, 2012, only one class of warrants outstanding – related to the October 2009 Financing stock warrants, adjusted for any changes in the exercise price of the stock warrants:

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.255	11,542,252	0.33 years	$2.255	11,542,252	$2.255

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 600,000,000 shares, in aggregate, consisting of 500,000,000 shares of common stock, no par value, and 100,000,000 shares of preferred stock, no par value. The Company's Certificate of Incorporation authorizes the Board of Directors (the “Board”) to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of June 30, 2012, 914,643 shares of the Company’s Series A Preferred Stock and 100,889,966 shares of the Company’s common stock were issued and outstanding.  As of June 30, 2011, 914,643 shares of the Company’s Series A Preferred Stock and 100,751,966 shares of the Company’s common stock were issued and outstanding.

Recent Sale of Securities

 During the three months ended September 30, 2011, the Chief Financial Officer earned 15,000 fully-vested shares of restricted common stock pursuant to his consulting agreement.

In November 2011, the Company entered into two consulting agreements with independent consultants.  Under the terms of the agreements, each consultant is to be compensated 30,000 shares of restricted common stock.

In December 2011, the Company agreed to issue an independent director 3,000 shares of its common stock for his services to the Company.

In December 2011, the Company agreed to issue its then-director 6,000 shares of common stock for his services to the Company.

During the three months ended December 31, 2011, the Chief Financial Officer earned 15,000 fully-vested shares of restricted common stock pursuant to his consulting agreement.

During the three months ended March 31, 2012, the Chief Financial Officer earned 15,000 fully-vested shares of restricted common stock pursuant to his consulting agreement.

During the three months ended June 30, 2012, the Chief Financial Officer earned 15,000 fully-vested shares of restricted common stock pursuant to his consulting agreement.

Accordingly, on June 25, 2012, the Company issued 129,000 shares of restricted common stock to its Chief Financial Officer, directors and consultants, under the 2012 Equity Incentive Plan.

On June 29, 2012, the Company issued two independent directors 6,000 shares and 3,000 shares of restricted common stock, respectively, for their services to the Company as part of their board compensation, under the 2012 Equity Incentive Plan.

The above referenced transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

NOTE 12 – EARNINGS PER SHARE

FASB ASC Topic 260, earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.  The Company only has common stock and the following convertible instruments outstanding at June 30, 2012:

1.	914,643 Preferred Shares – convertible on a 1:1 basis for common shares
2.	11,542,252 October 2009 Financing Warrants – exercisable at $2.255 per share
3.	9,000 Common Shares – issuable to directors under various agreements

Total number of potential additional dilutive common shares outstanding as of June 30, 2012 was 12,465,895 from outstanding convertible instruments.  The following table sets forth the computation of basic and dilutive net income per share:

	For the Years Ended
	June 30, 2012	June 30, 2011
Net income attributable to common stockholders	$65,115,318	$62,515,981

Basic weighted average outstanding shares of common stock	100,765,343	97,872,907
Weighted number of dilutive shares	1,007,955	3,810,741
Diluted weighted average common stock and common stock equivalents	101,773,298	101,683,648

Earnings per share:
Basic	$0.65	$0.64
Dilutive*	$0.61	$0.62

*The diluted earnings per share calculation deducts the gain from the warrant derivative liability of $2,573,062 for the year ended June 30, 2012 from net income in the numerator for diluted earnings per share.

NOTE 13 - SEGMENT INFORMATION

The Company operates under the following business segments:

1.	Product Sales - The Company purchases, takes physical procession, and sells diesel, gasoline, fuel oil and solvents in the PRC.
2.	Agency Fees - The Company acts as an agent in the purchase and sale of the Products by other intermediaries in the PRC.

	(In thousands) Year Ended June 30, 2012
	Product Sales	Agency Sales	Consolidated Total
Net Sales	$490,065	$20,528	$510,593
Cost of Sales	422,118	-	422,118
Operating Income	63,247	20,528	83,775
Segment Assets	342,302	-	342,302
Segment Liabilities	8,757	-	8,757
Segment Purchases of Land and Building	3,160	-	3,160

	(In thousands) Year Ended June 30, 2011
	Product Sales	Agency Sales	Consolidated Total
Net Sales	$458,085	$23,468	$481,553
Cost of Sales	383,730	-	383,730
Operating Income	68,201	23,468	91,669
Segment Assets	273,305	-	273,305
Segment Liabilities	11,578	-	11,578
Segment Purchases of Land and Building	2,031	-	2,031

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

Agency Fees

Agency fee revenues consist of fees, similar to a sales commission, charged to intermediaries who lack the required licenses to purchase directly from refineries, as well as the volume purchasing capability of the Company. Agency fee revenues are recognized when there is evidence of an arrangement that specifies pricing and irrevocable receipt of product and collection has occurred. Cost of agency fee service revenues consists of selling commission, transportation or other costs, if any, associated with the agency fee arrangement.  For years ended June 30, 2012 and 2011, respectively, the Company stopped transporting or handling the products associated with the agency sales and only acted in a broker capacity allowing other intermediaries to use its licenses to take possession of the products.  The Company considers any costs associated with Agency fee revenues immaterial and has not allocated any costs to Agency fees for the years ended June 30, 2012 and 2011, respectively.

 NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated for subsequent events up to the date the consolidated financial statements were issued, and has concluded no events need to be reported during this period.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Cai Yongjun, and Chief Financial Officer, Michael Toups, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Longwei Petroleum Investment Holding Limited is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of June 30, 2012, the Company's internal control over financial reporting is effective based on those criteria. For the year ended June 30, 2012, the Company’s management annual report on internal control over financial reporting was not subject to attestation by its independent auditors.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal year ended June 30, 2012, we have taken additional measures to strengthen our financial controls, which have included training for our accounting staff and allocating financial and human resources to support our internal control structure. We have also contracted with an outside consulting firm to assist the Company in our Sarbanes Oxley (“SOX”) compliance and internal controls. The Company continues its process of SOX compliance, including mapping, testing, analysis and assessment. The Company's efforts are designed to address our internal controls for financial reporting and to strengthen our overall control environment. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address all deficiencies. The design of any system of controls is based in part upon certain assumptions about likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of the Company’s executive officers and directors as of June 30, 2012. Executive officers are elected annually by the Company’s Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by the Company’s shareholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Positions and Offices Held
Mr. Cai Yongjun	42	Chief Executive Officer and Chairman
Mr. Michael Toups	46	Chief Financial Officer
Mr. Xue Yongping	44	Secretary, Treasurer and Director
Mr. Douglas Cole	57	Director
Mr. Dora Dong	55	Director
Ms. Xiaoping Xue	43	Director

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

Michael Toups, Chief Financial Officer

Mr. Toups was appointed Chief Financial Officer in June 2010. Mr. Toups is an accounting and corporate finance executive with over 20 years of experience in senior management with specialties in business strategy, M&A and international trade. He has middle-market corporate finance experience across a variety of industries as both principal and advisor and has served in roles as the CFO, COO, and director of private and publicly traded companies. Mr. Toups’ expertise includes PCAOB audits, SEC reporting and Sarbanes-Oxley compliance. He is also well-versed in Chinese business practices and has directed strategic business planning for Asia-based companies for over 12 years. Since September 2010, Mr. Toups also serves as the CFO of China Bilingual Technology & Education Group, a Taiyuan, Shanxi China-based education company operating K-12 private boarding schools. Since June 2012, Mr. Toups has served as a member of the board of directors and special committee member of First Surgical Partners, Inc., a US-based healthcare company. From December 2010 to December 2011 he served as a member of the board of directors of Lotus Pharmaceuticals, a Beijing China-based manufacturer of pharmaceutical products. Most recently Mr. Toups served as Director of Asia Investment Banking, Midtown Partners & Co. from December 2007 to July 2010 and as the CFO and director of Nork Lighting, a China-based manufacturer and the largest retailer of high-end residential lighting products in China from December 2007 to July 2010. From May 2009 to May 2011, he served as the president and director of Stone Harbor Investments, Inc., a small business consulting company. From January 2001 to December 2007, he served as president and owner of Peak Crown, a consulting company for the import of products from Asia and financial services. Mr. Toups holds an MBA in Finance from the University of Notre Dame and a BBA in Finance from Texas Christian University.

Xue Yongping, Director, Secretary and Treasurer

Ms. Xue has been the Company's Secretary, Treasurer and Director since November 1998. From August 1994 until November 1998, she was the deputy manager for Taiyuan Hua Xin Trading Company, Ltd., where she served as the deputy general manager. Taiyuan Hua Xin Trading Company is a wholesale petroleum company engaged in the selling of diesel and gasoline to other wholesale users. From September 1991 to July 1994, Ms. Xue attended Shanxi Law School where she earned her law degree. Ms. Xue was selected as a director because of her experience in the oil and gas industry in general and the Company’s operations in particular, including her expertise in PRC law and contracts. She has not served in any other directorships in the last five years.

Douglas Cole, Director

Mr. Cole was appointed as a director of the Company on March 22, 2010. Mr. Cole joined the Board as an independent director and has also been appointed to serve on the Company’s Compensation, Nominating and Audit Committees. Mr. Cole is currently the Chairman of the Audit Committee. Prior to his appointment, and since September 2006, Mr. Cole has worked with Objective Equity LLC a boutique Investment Bank based in New York. Mr. Cole focuses most of his time on initial financing, corporate structure and M&A. From February 2003 to February 2006 Mr. Cole served as the Executive Vice Chairman, Chief Executive Officer and President of TWL Corporation (TWLP.OB) now based in Carrollton, Texas. TWL was a leading provider of integrated learning solutions for compliance, safety, emergency preparedness, continuing education and skill development in the workplace. During the initial phase Mr. Cole acquired similar companies in Australia, Norway, South Africa and the US. He acquired Primedia Workplace Learning from KKR in 2005. Since 1986, TWL Knowledge Group (formally Primedia) has met the training and education needs of more than eight million professionals in the industrial, healthcare, fire and emergency, government, law enforcement and private security markets. The company produces and delivers education and workplace skills training content to organizations via global satellite television, the Internet and traditional media such as DVD, CD ‐ ROM and PC ‐ based, quasi virtual reality simulation platform. Mr. Cole was selected as a director because of his experience in the US financial markets in general, including his expertise in emerging growth companies. Since June 2012, Mr. Cole has served as a member of the board of directors and special committee member of First Surgical Partners, Inc., a U.S.-based healthcare company. From September 2010 to November 2011 he served as a member of the board of directors of China Chemical Corp. Mr. Cole was chosen to serve on the Company’s Board of Directors based on his experience in the U.S. financial markets in general, including his expertise in emerging growth companies.

Dora Dong, Director

Ms. Dong was appointed to serve as a member of the board on December 15, 2012. Ms. Dong joined the Board as an independent director and has also been appointed to serve on the Company’s Compensation, Nominating and Audit Committees. Ms. Dong is currently the Chairman of the Company’s Compensation Committee. She is an entrepreneur and business leader who works to promote trade and commerce between the US and China. Since July 2008, Ms. Dong has served as the Vice President of the Silicon Valley Chinese American Computer and Commerce Association and from July 2006 to July 2008, served as its Chief Financial Officer. Ms. Dong has been a member of the board of directors of the Silicon Valley Chinese American Computer and Commerce Association since July 2000. Additionally, Ms. Dong has served as a committee member of Su Zhou Overseas Chinese Association since May 2010 and was appointed to such position by the Su Zhou City Government. From May 2009 to the present, Ms. Dong has served as the President of New Continental - USA in Silicon Valley. From September 2009 to the present, Ms. Dong has served as the Chairman of Su Zhou New Continental Education Consulting Company Ltd. in China. Since January 2011, Ms. Dong has served as a director of China Bilingual Technology & Education Group, Inc. in Taiyuan City, China. From July 2010 to June 2011, Ms. Dong previously served on the board of directors of Worldwide Energy & Manufacturing USA, Inc., an international solar manufacturing and engineering firm with multiple factories in China and sales worldwide. Ms. Dong received her Bachelors of Science Degree in Business Administration from John F. Kennedy University in 1990. Ms. Dong was chosen to serve as a director based on her financial management experience in public and private companies in senior level corporate strategic management positions. Moreover, Ms. Dong and her affiliated organizations have been continuing to build strong relationships with both government and business leaders in the US and the PRC.

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

From time to time, one or more of the Company’s affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that the Company owns and operates. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with the Company’s business with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which the Company’s affiliates are associated. The Company’s affiliates are in no way prohibited from undertaking such activities, and neither the Company nor the Company’s shareholders will have any right to require participation in such other activities.

Further, because the Company may transact business with some of the Company’s officers, directors and affiliates, as well as with firms in which some of the Company’s officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. The Company believes that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, The Company has adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of the Company’s disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by the Company’s directors.

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

Director Independence

Our Board of Directors has determined that currently Douglas Cole, Dora Dong and Xue Xiaoping qualify as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. – Marketplace Rule 4200 and of Section 121 and Part 8 of the NYSE MKT LLC listing standards.

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

Audit Committee

We established an audit committee effective March 22, 2010 with an appointed financial expert. The members of our Audit Committee are independent directors. Our Audit Committee consists of Douglas Cole, Xue Xiaoping and Dora Dong. Doug Cole qualifies as "audit committee financial expert," as such term is defined in Item 407(d)(5) of Regulation S-K, and is the Chairman of the Audit Committee. Our Board of Directors has adopted a written audit committee charter.

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

The Audit Committee has reviewed and discussed the audited financial statements with management. The audit committee has (i) discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 114, (ii) reviewed the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence and (iii) discussed with the independent accountant the independent accountant’s independence. Based on the foregoing, the audit committee recommended to the Board of Directors that the audited financial statements be included in this Annual Report on Form 10-K.

Nominating Committee

We established a nominating committee effective March 22, 2010. The members of our Nominating Committee are independent directors. Our nominating committee consists of Douglas Cole, Dora Dong and Xue Xiaoping. The purpose of the nominating committee of the Board of Directors is to recommend to the Board changes in Board composition as well as make recommendations with respect to size and composition of the Board, recommend to the Board on the minimum qualifications and standards for director nominees and review qualifications of potential candidates for the Board. Our board of directors has adopted a written nominating committee charter.

Compensation Committee

We established a compensation committee effective March 22, 2010. The members of our Compensation Committee are independent directors. Our compensation committee consists of Douglas Cole, Dora Dong and Xiaoping Xue, Dora Dong is Chairman of the Compensation Committee. The compensation committee of the Board of Directors is responsible for (i) determining the general compensation policies, (ii) establishing compensation plans, (iii) determining senior management compensation and (iv) administering our stock option plans. Our Board of Directors has adopted a written compensation committee charter.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed are filed for the fiscal years ended June 30, 2012 and 2011, respectively.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

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

ITEM 11. EXECUTIVE COMPENSATION

Longwei Petroleum Investment Holding Limited Executive Compensation Summary

Summary Compensation Table

The following table shows the compensation awarded or paid to, or earned by the officers and directors of Longwei Petroleum Investment Holding Limited for the years ended June 30, 2012, 2011 and 2010, respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)*		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Cai Yongjun,** Chief Executive Officer, Director	2012	$-		$-		$-	$-	$-	$-	$-	$-
	2011	$7,333	$-		$-		$-	$-	$-	$-	$7,333
	2010	$6,670	$-		$-		$-	$-	$-	$-	$6,670

Michael Toups, Chief Financial Officer, Principal Accounting Officer ***	2012	$120,000	$-		$69,000		$-	$-	$-	$-	$189,000
	2011	$120,000	$-		$126,600		$-	$-	$-	$-	$246,600
	2010	$4,000	$-		$-		$-	$-	$-	$-	$4,000

Xue Yongping,**	2012	$-	$-		$-		$-	$-	$-	$-	$-
Secretary, Treasurer	2011	$5,945	$-		$-		$-	$-	$-	$-	$5,945
Director	2010	$5,617	$-		$-		$-	$-	$-	$-	$5,617

*Stock awards represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
**The two principle shareholders agreed not to take any compensation from the Company for the year ended June 30, 2012.
*** Michael Toups appointed on June 23, 2010.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at June 30, 2012.

	Options awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or unites of stock that have not vested (#)	Market value of shares of unites of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Cai Yongjun	-	-	-	$-	-	-	-	-	-

Michael Toups	-	-	-	$-	-	-	-	-	-

DIRECTOR COMPENSATION

The following table discloses the compensation of the directors of the Company for the fiscal year ended June 30, 2012:

Name	Fees earned or paid in cash ($)	Stock awards ($)*	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Cai Yongjun	$-	$-	-	-	-	-	$-
Xue Yongping	$-	$-	-	-	-	-	$-
Douglas Cole	$15,000	$12,150	-	-	-	-	$27,150
Dora Dong	$3,000	$3,870	-	-	-	-	$6,870
Xiaoping Xue	$-	$-	-	-	-	-	$-

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

Employment Agreements

Effective January 1, 2012, the Company entered into one-year agreements with two of its independent directors Douglas Cole and Dora Dong. Pursuant to Mr. Cole’s agreement, he will receive $20,000 and 12,000 shares of common stock annually. The Company shall issue him 6,000 shares of common stock on June 1, 2012 and December 1, 2012. Pursuant to Ms. Dong’s agreement, she will receive $6,000 and 6,000 shares of common stock annually. The Company shall issue her 3,000 shares of common stock on June 1, 2012 and December 1, 2012.

On August 8, 2011, the Company entered into a consulting agreement with its Chief Financial Officer, Michael Toups. The agreement is for a twelve-month term. Under the terms of the agreement, the Chief Financial Officer is to be compensated $10,000 per month. He is also to receive a share award of 60,000 shares of common stock under the following terms, 15,000 shares of the Company’s common stock shall vest and be issued on the last day of each calendar quarter for services rendered during that quarter, beginning September 30, 2011. The Company does not have a current written agreement with its Chief Financial Officer, but continues to compensate him under the same terms as his previous agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after September 13, 2012 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

The following table sets forth certain information regarding the Company’s common stock beneficially owned on September 13, 2012, for (i) each shareholder known to be the beneficial owner of 5% or more of the Company’s outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group

Name and Address of Beneficial Owner (2)	Number of Shares Beneficially Owned	Percentage of Class (1)
Cai Yongjun (3)	33,500,000	33.2%
Xue Yongping (4)	33,500,000	33.2%
Michael Toups (5)	120,000	0.1%
Dora Dong (6)	3,000	*
Douglas Cole (7)	18,000	*
Xue Xiaoping (8)	-	-
All Directors and Officers (6 Persons)	67,102,000	66.5%

(1)	Based upon 100,939,966 shares of stock issued and outstanding as of September 13, 2012
(2)	Unless otherwise stated, the address for all the officers and directors is No.30 Dajingyu Street, Xiaojingyu Xiang, Wanbailin District Taiyuan City, Shanxi Province, PRC, PC 030024.
(3)	Cai Yongjun is the Chief Executive Officer and Chairman of the Board of Directors of Longwei Petroleum Investment Holding Limited.
(4)	Xue Yongping is Secretary and Director of Longwei Petroleum Investment Holding Limited.
(5)	Michael Toups is the Chief Financial Officer of Longwei Petroleum Investment Holding Limited.
(6)	Ms. Dong is a director of Longwei Petroleum Investment Holding Limited.
(7)	Mr. Cole is a director of Longwei Petroleum Investment Holding Limited.
(8)	Ms. Xue is a director of Longwei Petroleum Investment Holding Limited.

* Less than 0.1% - Percentage of Class

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as may be disclosed herein, there are no other related transactions to disclose.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s consolidated financial statements for the year ended June 30, 2012, the Company was billed $171,204 for professional services rendered for the audit of the Company’s consolidated financial statements, review of the Company’s quarterly financial statements and corporate tax return.

For the Company’s consolidated financial statements for the year ended June 30, 2011, the Company was billed $176,454 for professional services rendered for the audit of the Company’s consolidated financial statements, review of the Company’s quarterly financial statements and corporate tax return.

Audit-Related Fees

The Company paid $171,204 to its auditor, Anderson Bradshaw PLLC, for the year ended June 30, 2012.

The Company paid $167,512 to its auditor, Child, Van Wagoner & Bradshaw PLLC, for the year ended June 30, 2011.

Tax Fees

The Company paid $5,250 to its auditor, Anderson Bradshaw PLLC, for tax services for the year ended June 30, 2012.

The Company paid $5,000 to its auditor, Child, Van Wagoner & Bradshaw PLLC, for tax services for the year ended June 30, 2011.

All Other Fees

The Company did not incur any other fees related to services rendered by its principal accountant for the year ended June 30, 2012.

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

10.16	Longwei Petroleum Investment Holding Ltd.’s 2012 Equity Incentive Plan. (herein incorporated by reference from Schedule 14C filed with the Securities and Exchange Commission on April 26, 2012).

14	Code of Ethics (herein incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on March 24, 2010).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Principal Executive Officers of Longwei Petroleum Investment Holding Limited

Date: September 13, 2012	By:	/s/ Cai Yongjun
Cai Yongjun,
Chief Executive Office (Principal Executive Officer)

	By:	/s/ Michael Toups
Michael Toups
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Cai Yongjun	Chief Executive Officer, Director	September 13, 2012
	Cai Yongjun	(Principal Executive Officer)

By:	/s/ Michael Toups	Chief Financial Officer	September 13, 2012
	Michael Toups	(Principal Financial and Accounting Officer)

By:	/s/ Yongping Xue	Director	September 13, 2012
	Yongping Xue	Secretary and Treasurer

By:	/s/ Douglas Cole	Director	September 13, 2012
Douglas Cole

By:	/s/ Dora Dong	Director	September 13, 2012
Dora Dong

By:	/s/ Xue Xiaoping	Director	September 13, 2012
Xue Xiaoping