Form 10-Q
period 2012-09-30
LONGWEI PETROLEUM INVESTMENT HOLDING LTD
filed 2012-11-13
CIK 1111817

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period for          , 2012

Commission File No. 001-34793

LONGWEI PETROLEUM
INVESTMENT HOLDING LIMITED

 (Name of registrant as specified in its charter)

Colorado	84-1536518
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
No. 30 Dajingyu Street, Wan Bailin District, Taiyuan City, Shanxi Province,China	030024
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of November 13, 2012, the registrant had 101,484,269 shares of its common stock issued and outstanding.

PART I		PAGE

ITEM 1.	Condensed Consolidated Financial Statements	F-1
	Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and June 30, 2012	F-1
	Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three Months Ended September 30, 2012 and September 30, 2011	F-2
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2012 and September 30, 2011	F-3
	Notes to the Unaudited Condensed Consolidated Financial Statements	F-4
ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	3
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	10
ITEM 4.	Controls and Procedures	10

PART II
ITEM 1.	Legal Proceedings	11
ITEM 1A.	Risk Factors	11
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
ITEM 3.	Defaults Upon Senior Securities	11
ITEM 4.	Mine Safety Disclosures	11
ITEM 5.	Other Information	12
ITEM 6.	Exhibits	12

	SIGNATURES	13

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Longwei Petroleum Investment Holding Limited and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2012	June 30, 2012
Assets	(In Thousands)
Current Assets:
	(Unaudited)
Cash	$14,413	$11,578
Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 as of September 30, 2012 and June 30, 2012	30,775	33,935
Inventories	48,072	52,619
Advances to Suppliers	109,578	109,865

Total Current Assets	202,838	207,997

Property, Plant and Equipment, Net	132,937	47,202
Land Use Rights, Net	24,262	-
Deposit Paid for Long-Term Assets	-	87,103

Total Assets	$360,037	$342,302

Liabilities and Stockholders’ Equity
Current Liabilities:

Accounts Payable	$926	$750
Warrant Derivative	895	320
Taxes Payable	7,558	7,687

Total Current Liabilities	9,379	8,757

Total Liabilities	9,379	8,757

Stockholders’ Equity:

Preferred Stock, No Par Value; 100,000,000 Shares Authorized; 814,643 and 914,643 Issued and Outstanding as of September 30, 2012 and June 30, 2012	373	418
Common Stock, No Par Value; 500,000,000 Shares Authorized; 100,989,966 and 100,889,966 Issued and Outstanding as of September 30, 2012 and June 30, 2012	31,713	31,667
Additional Paid-in Capital	7,992	7,992
Retained Earnings	279,454	261,696
Other Comprehensive Income	31,126	31,772

Total Stockholders’ Equity	350,658	333,545

Total Liabilities and Stockholders’ Equity	$360,037	$342,302

The accompanying notes to these consolidated financial statements are an integral part of these financial statements.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income

	For the Three Months Ended September 30,
	2012	2011
	(In Thousands, Except Per Share Data)

Net Sales	$133,385	$118,631

Cost of Sales	107,954	96,614

Gross Profit	25,431	22,017

Operating Expenses	918	973

Operating Income	24,513	21,044

Derivative Income (Expense)	(575)	2,127
Interest Income	5	4

Income Before Income Tax Expense	23,943	23,175

Income Tax Expense	(6,170)	(5,324)

Net Income	17,773	17,851

Foreign Currency Translation Adjustment	(646)	2,856

Comprehensive Income	$17,127	$20,707

Net Income	$17,773	$17,851
Preferred Stock Dividends Paid in Cash	(15)	(15)

Net Income Attributable to Common Stockholders	$17,758	$17,836

Earnings per Common Share:
Basic	$0.18	$.018

Diluted (September 30, 2011 – Restated)	$0.17	$0.15

Weighted Average Common Shares Outstanding:
Basic	100,961	100,752

Diluted	101,814	101,701

The accompanying notes to consolidated financial statements are an integral part of these statements.

 Longwei Petroleum Investment Holding Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended September 30,
	2012	2011
	(In Thousands)
Cash Flows From Operating Activities:
Net Income	$17,773	$17,851

Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	557	515
Stock Based Compensation	17	17
Changes in Warrant Derivative Liability	575	(2,127)
(Increases) Decreases in Assets:
Accounts Receivable	3,095	(203)
Inventories	4,446	(13,935)
Advances to Suppliers	75	(6,149)
Increases (Decreases) in Liabilities:
Accounts Payable	(28)	25
Taxes Payable	74	(2,620)
Net Cash Provided By (Used in) Operating activities	26,584	(6,626)

Cash Flows From Investing Activities:
Purchase and Improvements to Land and Fixed Assets	(23,710)	-
Net Cash Provided By (Used in) Investing Activities	(23,710)	-

Cash Flows From Financing Activities:
Payment of Dividends	(15)	(15)
Net Cash Provided By (Used in) Financing Activities	(15)	(15)

Effect of Exchange Rate Changes in Cash	(24)	131

(Decrease) Increase in Cash	2,835	(6,510)

Cash, Beginning of Period	11,578	9,422

Cash, End of Period	$14,413	$2,912

Supplemental Cash Flow Information:
Cash Paid During the Year for:
Income Taxes	$5,585	$6,956

Supplemental Schedule of Noncash Investing and Financing Activities:
Conversion of Preferred Stock into Common Stock	$-	$-
Deposits-Long Term Assets for Fixed Assets	$87,103	$-

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Longwei Petroleum Investment Holding Limited and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

 NOTE 1 - NATURE OF BUSINESS

Longwei Petroleum Investment Holding Limited (the “Company”) is an energy company engaged in the wholesale distribution of finished petroleum products in the People’s Republic of China (the “PRC”).  The Company’s oil and gas operations consist of transporting, storage and selling finished petroleum products, entirely in the PRC.  The Company purchases diesel, gasoline, fuel oil and solvents (the “Products”) from various petroleum refineries in the PRC. The Company’s headquarters are located in Taiyuan City, Shanxi Province (“Taiyuan”). The Company has a storage capacity for its Products of 220,000 metric tons located at three storage facilities within Shanxi: Taiyuan, Gujiao and Huajie, which have an individual storage capacity of approximately 50,000 metric tons (“mt”), 70,000mt, and 100,000mt, respectively.  The Company is 1 of 3 licensed intermediaries in Taiyuan and the sole licensed intermediary in the regions around Gujiao and Huajie that operates its own large scale storage tanks. The Company has the necessary licenses to operate and sell Products not only in Shanxi but throughout the entire PRC. The Company seeks to earn profits by selling its Products at competitive prices with timely delivery to transportation companies, coal mining operations, power supply and industrial customers, large-scale gas stations and small, independent gas stations. The Company also earns revenue from agency fees by acting as a purchasing agent for other intermediaries in Shanxi, and through limited sales of diesel and gasoline at two retail gas stations, each located at the Company’s facilities in Taiyuan and Gujiao. The sales price and the cost basis of the Company’s products are largely dependent on regulations and retail price control measures instituted and controlled by the PRC government, as well as the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond the Company’s control.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the SEC.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements at June 30, 2012 as filed in the Company’s Form 10-K filed with the SEC on September 13, 2012.

Foreign Currency Translation and Other Comprehensive Income

Total comprehensive income is defined as all changes in stockholders’ equity during a period, other than those resulting from investments by and distributions to stockholders (i.e. issuance of equity securities and dividends).  Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation. The gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income. The total comprehensive income represents the activity for a period net of related tax and was a loss of $645,500 and a gain of $2,855,524 for the three month periods ended September 30, 2012 and 2011, respectively.

Accumulated other comprehensive income related to the foreign currency translation in the consolidated statement of shareholders’ equity amounted to $31,126,520 and $31,772,020 as of September 30, 2012 and June 30, 2012, respectively.  The balance sheet amounts with the exception of equity at September 30, 2012 and June 30, 2012 were translated at RMB 6.3265 to $1.00 USD and RMB 6.3143 to $1.00 USD, respectively.  The average translation rates applied to income statement amounts for the three month periods ended September 30, 2012 and 2011 were at RMB 6.3257 to $1.00 USD and RMB 6.4132 to $1.00 USD, respectively.

Concentration of Risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions or state owned banks within the PRC, which do not provide for insurance against lost funds.  The Company also maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits of $250,000 for banks located in the US.  Balances at financial institutions or state owned banks within the PRC are not insured and amounted to $14,184,478 and $11,168,560 at September 30, 2012 and June 30, 2012, respectively.  As of September 30, 2012 and June 30, 2012, the Company was within the limits and had $76,944, respectively, in deposits in excess of federally insured limits in its US bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

Reclassification

Certain reclassifications have been made to the consolidated financial statements as of June 30, 2012 and for the three months ended September 30, 2011 in order to conform to the condensed consolidated financial statement presentation as of and for the three months ended September 30, 2012. These reclassifications had no effect on net income or cash flows as previously reported.

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

Accounting Standards Update (“ASU”) ASU No. 2010-09 (ASC Topic 855), which amends Subsequent Events Recognition and Disclosures, ASU No. 2009-16 (ASC Topic 860), which amends Accounting for Transfer of Financial Assets, ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-08, Earnings per Share, ASU No. 2009-12(ASC Topic 820), Investments in Certain Entities That Calculate Net Asset Value per Share, and various other ASU’s No. 2009-2 through ASU No. 2012-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Other accounting standards have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the Company’s financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Commitments

The Company has no rent expense or lease commitments for the three month periods ended September 30, 2012 and 2011.

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices.  No material annual loss is expected from these commitments.

The Company has advances to ten refineries for inventory in the amount of $109,578,172, which will be offset against future purchases from the suppliers.

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, environmental matters and tax matters.  An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  As of September 30, 2012 the Company has not recognized an accrual for any loss contingency.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if an allowance for doubtful accounts is necessary and adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Through the date of these financial statements, the Company has never experienced a significant bad debt.  As a result, no allowance for doubtful accounts has been recorded. Trade accounts receivable as of September 30, 2012 and June 30, 2012 consisted of the following:

	September 30, 2012 (in thousands)	June 30, 2012 (in thousands)

Trade Accounts Receivable	$30,775	$33,935
Less: Allowance for Doubtful Accounts	-	-
Totals	$30,775	$33,935

NOTE 5 – INVENTORIES

As of September 30, 2012 and June 30, 2012, inventory consisted of significant quantities of diesel and gasoline, among others, as outlined herein:

	September 30, 2012 (in thousands)	June 30, 2012 (in thousands)

Diesel	$21,988	$26,363
Gasoline	22,801	25,472
Fuel Oil	1,474	563
Solvents	1,809	221
Total	$48,072	$52,619

NOTE 6 – ADVANCES TO SUPPLIERS

As of September 30, 2012 and June 30, 2012, advances to suppliers consisted of significant deposits on account with the Company’s suppliers, which are petroleum refineries.  The deposits are held by the Company’s suppliers to ensure that the delivery of inventory to the Company is made in a timely manner.  The Company attempts to maintain a significant balance on account with suppliers with the expectation of receiving preferential pricing and delivery of product from suppliers.

	September 30, 2012 (in thousands)	June 30, 2012 (in thousands)

Advances to Suppliers	$109,578	$109,865
Total	$109,578	$109,865

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2012 (in thousands)	June 30, 2012 (in thousands)

Buildings	$22,459	$5,378
Machinery and Storage Equipment	84,467	38,015
Railway	37,040	14,301
Motor Vehicles	294	294
Total Property, Plant and Equipment	144,260	57,988
Less: Accumulated Depreciation	(11,323)	(10,786)
Property, Plant and Equipment, net	132,937	47,202

Depreciation expense for the three months ended September 30, 2012 and 2011 was $557,129 and $514,876, respectively.

NOTE 8 – LAND USE RIGHTS, NET

Land use rights, net consisted of the following:

	September 30, 2012 (in thousands)	June 30, 2012 (in thousands)
Cost of land use rights	$24,262	$-
Less: Accumulated amortization	-	-
Land use rights, net	$24,262	$-

The Company did not recognize any amortization expense for the three-months ended September 30, 2012 and 2011, respectively.  The Company purchased the fixed assets on September 26, 2012 and will begin amortizing the land use rights over 40 years.

NOTE 9 – TAXES

Taxes payable consisted of the following:

	September 30, 2012 (in thousands)	June 30, 2012 (in thousands)

Income Tax Payable	$5,389	$4,813
Value Added Tax Payable	2,027	2,510
Business Taxes and Other Payables	142	364
Total	$7,558	$7,687

Income Taxes

On March 16, 2007, the PRC National People’s Congress passed the PRC Enterprise Income Tax Law (“New EIT Law”) which became effective on January 1, 2008.  Pursuant to the New EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied consistently to both domestic-invested enterprises and foreign-invested enterprises.

Taiyuan Yahua Energy Conversion Ltd., Shanxi Zhonghe Energy Conversion Ltd. and Shanxi Heitan Zhingyou Petrochemical Co. Ltd. are taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%. None of these companies had income taxes due during the three month periods ended September 30, 2012 and 2011.  Since these three entities have minimal business operations, the three entities are unlikely to have profits in future periods. As a result, all deferred tax assets and liabilities are deminimus, and management would have a 100% valuation allowance for all deferred tax assets.

The operating subsidiary of Taiyuan Longwei Economy & Trading Ltd. is taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%.  This entity had taxes due for the three month periods ended September 30, 2012 and 2011 of $6.2 million and $5.3 million, respectively.

Longwei Petroleum Investment Holding Limited (BVI) is exempt from income tax on all sources of income pursuant to the tax law in the British Virgin Islands. However, pursuant and subsequent to the reverse merger, the parent company in U.S. may pay tax in future years.

United States of America

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate.  As the Company has no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of September 30, 2012 and 2011.

Colorado

The Company is incorporated in the State of Colorado but does not conduct business in Colorado. As the Company has no income generated in the State of Colorado, there was no corporate tax expense or tax liability due to the State of Colorado as of September 30, 2012 and 2011.

British Virgin Islands

The Company’s subsidiary, Longwei Petroleum Investment Holding Limited (BVI), is incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.  As the Company has no income generated in the British Virgin Islands, there was no corporate tax expense or tax liability due to the British Virgin Islands as of September 30, 2012 and 2011.

People’s Republic of China

Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income is 25% for the Company’s PRC subsidiaries.  There is no tax provision in the US for the three month periods ended September 30, 2012 or 2011, respectively.

	For the Three Months Ended
	September 30, 2012 (in thousands)	September 30, 2011 (in thousands)
Taxable Income (loss) before income tax
United States	$(738)	$1,880
	24,681	21,295
Total	$23,943	$23,175

Provision for Income Taxes
Current income tax	$6,170	$5,324
Deferred income tax	-	-
Total	$6,170	$5,324

Effective tax rate – worldwide (PRC rate)	26%	23%

Reconciliation of U.S. statutory rate to effective income tax rate
Statutory U.S. tax rate	34%	34%
Tax rate difference (between domestic and foreign)	-9%	-9%
Other*	1%	(2%)
Effective worldwide tax rate	26%	23%

Other* - The percentage represents the expenses incurred by the Company that were not deductible or taxable for PRC income tax purposes.

The Company did not have any significant temporary differences relating to deferred tax liabilities as of September 30, 2012 or June 30, 2012.  (All of the NOL has 100% allowance.)  A valuation allowance for the deferred tax assets is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated.  The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent such earnings are indefinitely invested outside of the U.S.  As of September 30, 2012 and 2011, the above accumulated adjusted earnings of non-U.S. subsidiaries was indefinitely invested.  At the existing U.S. federal income tax rate, additional U.S. income taxes would have to be provided if such earnings were remitted currently.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and liabilities.  The components of the deferred tax assets and liabilities are individually classified as current or non-current based on their characteristics. Deferred tax assets and liabilities are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  A provision has not been made at September 30, 2012 or June 30, 2012 for U.S. or additional foreign withholding taxes of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.  Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the government.  However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current government officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2012 and June 30, 2012 are not material to its results of operations, financial condition or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2012 and June 30, 2012, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on the current PRC tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows as of September 30, 2012 and 2011.

Effective January 1, 2007, the Company adopted ASC 740-10, “Accounting for Uncertainty in Income Taxes” (formerly “FIN 48”, an interpretation of FASB statement No. 109), Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2012 and June 30, 2012, the Company does not have a liability for unrecognized tax benefits, but the tax years are still open for examination.

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

NOTE 10 – PREFERRED STOCK - OCTOBER 2009 FINANCING

On October 29, 2009, the Company entered into a securities purchase agreement, with several investors, including institutional, accredited and non-US persons and entities (the “Investors”), pursuant to which the Company issued and sold units, comprised of its newly designated Series A Convertible Preferred Stock (the “Series A Preferred Stock”), and warrants (the “Warrants”), for a purchase price of US $1.10 per unit (the “October 2009 Financing”).  The Company sold 13,499,274 units in the aggregate, which included (i) 13,499,274 shares of Series A Preferred Stock and (ii) Warrants to purchase an additional 13,499,274 shares of common stock at an exercise price of US $2.255 per share (the “Exercise Price”) with a three-year term.  Gross proceeds totaled $14,849,201, or net proceeds of $12,381,281 net of issuance costs of $2,467,920.  The Company’s placement agent also received Warrants to purchase 1,349,927 shares of the Company’s common stock as part of their compensation under the same terms as the Investors.

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

Accounting  for the Warrants

The Company analyzed the Warrants in accordance with ASC Topic 815 to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and, if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The Company adopted the provisions of ASC Topic 815 subtopic 40 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC Topic 815 subtopic 40”) on July 1, 2009, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting ASC Topic 815 subtopic 40, the Company concluded that the Warrants issued in the October 2009 Financing should be treated as a derivative liability because the Warrants are entitled to a price adjustment provision to allow the Exercise Price to be reduced in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable Exercise Price or without consideration, which is typically referred to as a “down-round protection” or “anti-dilution” provision.  According to ASC Topic 815 subtopic 40, the “down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants to fail to be qualified as indexed to the Company’s own stock and then to fail to meet the scope exceptions of ASC Topic 815. Therefore, the Company accounted for the Warrants as derivative liabilities under ASC Topic 815 (codification of EITF 00-19).  Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings under the other income/expense in the consolidated statement of operations at each reporting period.  During the three month period ended September 30, 2012 and 2011, the Company recorded a loss on warrant re-valuation of $575,138 and a gain on warrant re-valuation of $2,126,653, respectively.

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

October 2009 Financing Warrants - Valuation Inputs
Attribute	September 30, 2012	June 30, 2012	October 29, 2009
Stock Price	$1.76	$1.27	$2.05
Risk Free Interest Rate	0.31%	0.41%	1.50%
Volatility	69.7%	68.5%	63.9%
Exercise Price	$2.255	$2.255	$2.255
Dividend Yield	0%	0%	0%
Contractual Life (Years)*	0.17	0.33	3.00
Fair Market Value	$895,543	$320,408	$7,327,517

In accordance with ASC Topic 470-20, “Debt with Conversion and Other Options,” the gross proceeds of $14,849,201 from the October 2009 Financing were first allocated to the warrant derivative based on its fair value of $7,327,517 with the residual value of $7,521,684 allocated to the Series A Preferred Stock as of October 29, 2009. The remeasured fair value of the Warrants as of September 30, 2012 was $895,543.

Key Terms of October 2009 Financing

Additional key terms of the Series A Preferred Stock sold by the Company in the October 2009 Financing are described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 2, 2009 and provide the relevant contractual terms and actual copies of the documents associated with the October 2009 Financing.

Stock Warrant Activity

The following is a summary of the Company’s stock warrant activity through September 30, 2012.  Only one class of warrants outstanding – related to the October 2009 Financing stock warrants, adjusted for any changes in the exercise price of the stock warrants:
	Stock Warrants	Weighted Average Exercise Price
Outstanding – June 30, 2011	11,542,252	$2.255
Exercisable – June 30, 2011	11,542,252	$2.255
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2012	11,542,252	$2.255
Exercisable – June 30, 2012	11,542,252	$2.255
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2012	11,542,252	$2.255
Exercisable – September 30, 2012	11,542,252	$2.255

The following is a summary of the Company’s stock warrants outstanding as of September 30, 2012.  Only one class of warrants outstanding – related to the October 2009 Financing stock warrants, adjusted for any changes in the exercise price of the stock warrants:

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)*	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.255	11,542,252	0.17 years	$2.255	11,542,252	$2.255

*The warrants’ contractual life was extended from an expiration date of October 29, 2012 until November 29, 2012 under the same terms and conditions.

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 600,000,000 shares, in aggregate, consisting of 500,000,000 shares of common stock, no par value, and 100,000,000 shares of preferred stock, no par value. The Company's current Certificate of Incorporation authorizes the Board of Directors (the “Board”) to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of September 30, 2012, the Company had 814,643 shares of Series A Preferred Stock and 100,989,966 shares of common stock issued and outstanding.  As of June 30, 2012, the Company had 914,643 shares of Series A Preferred Stock and 100,889,966 shares of common stock issued and outstanding.

Recent Sale of Securities

During the three months ended September 30, 2012, the Chief Financial Officer earned and was vested in 15,000 shares of restricted common stock pursuant to his consulting agreement.  The shares have been accrued as stock based compensation, but have not been issued.

During the three months ended September 30, 2012, the holders of Series A Preferred Stock elected to convert an aggregate of 100,000 shares of such Series A Preferred Stock into an aggregate of 100,000 shares of common stock.

The above referenced transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

NOTE 12 – EARNINGS PER SHARE

FASB ASC Topic 260, “Earnings Per Share”, requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

The Company only has common stock and the following convertible instruments outstanding at September 30, 2012:

1.        814,643 Preferred Shares – convertible on a 1:1 basis for common shares
2.        11,542,252 October 2009 Financing Warrants – exercisable at $2.255 per share
3.        24,000 Common Shares – issuable to officers, directors and consultants under various agreements

Total number of potential additional dilutive common shares outstanding as of September 30, 2012 was 12,380,895 from outstanding convertible instruments.

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

The following table sets forth the computation of basic and dilutive net income per share:
	For the Three Months Ended
	September 30, 2012	September 30, 2011
Net income attributable to common stockholders*	$17,758,275	$17,836,126

Basic weighted average outstanding shares of common stock	100,961,162	100,752,129
Weighted number of dilutive shares	852,610	949,045
Diluted weighted average common stock and common stock equivalents	101,813,772	101,701,174

Earnings per share:
Basic	$0.18	$0.18
Dilutive* (September 30, 2011 – Restated)	$0.17	$0.15

*The diluted earnings per share calculation deducts the gain from the warrant derivative liability of $2,126,653 for the three months ended September 30, 2011 from the net income attributable to common stockholders in the numerator for the diluted earnings per share.  The diluted earnings per share for the three month period ended September 30, 2011, as previously reported, were $0.18 per share.  The diluted earnings per share for the period were recalculated to properly apply the adjustment for the gain from the warrant derivative liability and restated to reflect the adjusted net income attributable to common shareholders of $15,709,473 for the diluted earnings per share calculation.

NOTE 13 - SEGMENT INFORMATION

The Company operates under the following business segments:

1.	Product Sales - The Company purchases and sells diesel, gasoline, fuel oil and solvents in the PRC.
2.	Agency Fees - The Company acts as an agent in the purchase and sale of the Products by other intermediaries in the PRC.

	Three Month Period Ended September 30, 2012 (In Thousands)
	Product Sales	Agency Fees	Consolidated Total
Net Sales	$128,156	$5,229	$133,385
Cost of Sales	107,954	-	107,954
Operating Income	19,284	5,229	24,513
Segment Assets	360,037	-	360,037
Segment Liabilities	9,379	-	9,379
Segment Purchases	110,813	-	110,813

	Three Month Period Ended September 30, 2011 (In Thousands)
	Product Sales	Agency Fees	Consolidated Total
Net Sales	$113,092	$5,539	$118,631
Cost of Sales	96,614	-	96,614
Operating Income	15,505	5,539	21,044
Segment Assets	289,385	-	289,385
Segment Liabilities	6,949	-	6,949
Segment Purchases	-	-	-

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

Agency Fees

Agency fee revenues consist of fees, similar to a sales commission, charged to intermediaries who lack the required licenses to purchase directly from refineries, as well as the volume purchasing capability of the Company. Agency fee revenues are recognized when there is evidence of an arrangement that specifies pricing and irrevocable receipt of product and collection has occurred. Cost of agency fee service revenues consists of selling commission, transportation or other costs, if any, associated with the agency fee arrangement.  For the three month periods ended September 30, 2012 and 2011, respectively, the Company did not transport or handle the products associated with the agency fees and only acted in a broker capacity allowing other intermediaries to use its licenses to take possession of the products.  The Company considers any costs associated with Agency fee revenues immaterial and has not allocated any costs to Agency fees for the three month periods ended September 30, 2012 and 2011, respectively.

NOTE 14 – ASSET PURCHASE

Longwei completed an Asset Purchase Agreement for the purchase of the assets of Huajie Petroleum Co., Ltd. (“Huajie”) on September 26, 2012.  The Company acquire the assets of Huajie, a fuel storage depot in northern Shanxi Province (located in Xingyuan, Shanxi) including fuel tanks with a 100,000 metric ton storage capacity. The Company has paid RMB 700 million (approximately USD $110.6 million) for the assets.  The assets were non-operational with no revenue-producing history and included land use rights for 98 acres of land, 100,000 tonnage fuel tanks with accessory facilities and equipment, a special transportation railway line, and a 3,000-square-meter office building.  The Company engaged a third-party, independent valuation firm for the appraisal of the fair market value of the assets acquired.  Longwei has accounted for the purchase of the assets as an asset purchase.  The Company used its cash on hand and conversion of working capital assets to finance the acquisition.

Longwei has accounted for the purchase of the Huajie assets as an Asset Purchase.  The Company has used this accounting treatment for the purchase of assets because the purchase does not meet the definition of a “Business” for a business combination.  The accounting requirements for an acquisition of net assets or equity interests that are deemed to be an Asset Purchase differs from those used for a Business Combination, which may require audited financial statements of the entity acquired.

Because the definition of a Business in Rule 11-01(d), differs somewhat from that of ASC 805, the Company has undertaken a separate analysis under Rule 11-01(d) when evaluating the reporting requirements of SEC Regulation S-X, as well as the definition of a Business in ASC 805.  Rule 11-01(d) of Regulation S-X defines a Business for determining when separate financial statements are required to be filed with the SEC.  The principle in the rule is whether there is sufficient continuity in the revenue generating activity so that pre-acquisition financial statements would be meaningful to investors.  The assets acquired do not meet the definition of a Business under rule 11-01(d).  FASB ASC Topic 805 defines a Business as capable of being conducted and managed as an integrated set of activities utilizing its assets and requires two essential elements - inputs and processes applied to those inputs, which together are or will be used to create outputs. The assets acquired have no inputs, no operating history, no employees or other attributes described above, as well as no liabilities or encumbrances and do not meet the definition of a Business under ASC 805.  Therefore, based on the Company’s evaluations performed for the purposes of determining the accounting treatment of the assets acquired, the assets do not constitute a Business as defined above and have been properly accounted for an Asset Purchase.

 NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated for subsequent events up to the date the condensed consolidated financial statements were issued, and has concluded the following events need to be reported during this period:

On October 17, 2012, Holders of Series A Preferred Stock elected to convert an aggregate of 100,000 shares of such Series A Preferred Stock into an aggregate of 100,000 shares of common stock.

On October 29, 2012, the holders of Warrants elected to exercise an aggregate of 314,603 Warrants into an aggregate of 314,603 shares of common stock for aggregate proceeds to the Company of $709,430 in cash.

On November 6, 2012, the holders of Warrants elected to exercise an aggregate of 29,700 Warrants into an aggregate of 29,700 shares of common stock for aggregate proceeds to the Company of $66,974 in cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS.

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to generate new business based on our sales and marketing efforts, referrals and existing relationships, our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section included in our Form 10-K for the year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 13, 2012. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed in any forward-looking statements. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Highlights and Executive Summary

Longwei Petroleum Investment Holding Limited (the “Company”) is an energy company engaged in the wholesale distribution of finished petroleum products in the PRC.  Our oil and gas operations consist of transporting, storage and selling finished petroleum products, entirely in the PRC.  We purchase diesel, gasoline, fuel oil and solvents from various petroleum refineries in the PRC. Our headquarters are located in Taiyuan, Shanxi Province. We have a total storage capacity for our products of 220,000 metric tons located at three  storage facilities within Shanxi: Taiyuan, Gujiao and Huajie, which have an individual storage capacity of approximately 50,000mt, 70,000mt and 100,000mt, respectively.  We are 1 of 3 licensed intermediaries in Taiyuan and the sole licensed intermediary in regions around Gujiao and Huajie that operates its own large scale storage tanks. We have the necessary licenses to operate and sell products not only in Shanxi but throughout the entire PRC.  Our storage tanks have the largest storage capacity of any private enterprise in Shanxi.  We seek to earn profits by selling our products at competitive prices with timely delivery to transportation companies, coal mining operations, power supply and industrial customers, large-scale gas stations and small, independent gas stations. We also earn revenue under an agency fee by acting as a purchasing agent for other intermediaries in Shanxi, and through limited sales of diesel and gasoline at two retail gas stations, each located at our facilities in Taiyuan and Gujiao. The sales price and the cost basis of our products is largely dependent on regulations and retail price control measures instituted and controlled by the PRC government, as well as the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond our control.

We were incorporated under the laws of the State of Colorado on March 17, 2000 as Tabatha II, Inc.  On October 12, 2007, we changed our name to Longwei Petroleum Investment Holding Limited.

RESULTS OF OPERATIONS

(All numbers referenced are "in thousands,” except price per metric ton “mt” and earnings per share)

For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenues

For the three months ended September 30, 2012, we reported revenues of $133,385, an increase of $14,754 or 12.4% from revenues of $118,631 reported for the three months ended September 30, 2011.  The revenue increase was due to the increase in product sales volume of 17.8% year-over-year as a result of improving economic conditions and regional growth.  Revenue growth was offset by the 3.8% decrease in the weighted average sales price per metric ton (“mt”) of petroleum products sold, which dropped to $1,159/mt from $1,205/mt during the three months ended September 30, 2012 and 2011, respectively.

Our revenues are derived from two segments including direct product sales and agency fees.  For direct product sales we purchase, take physical possession, and sell diesel, gasoline, fuel oil and solvents.  For agency fees we act as a purchasing agent earning a fee or commission by allowing intermediaries to use our licenses and buying power to purchase directly from the refineries.  For the three months ended September 30, 2012, our product sales were $128,156, an increase of $15,064 or 13.3% from $113,092, and our agency fees were $5,229, a decrease of $310 or 5.6%, from $5,539, respectively, over the three months ended September 30, 2011.

Our Taiyuan and Gujiao fuel storage depots generated revenues of $70,541 and $57,618, respectively during the three months ended September 30, 2012.  This is an increase of 21.1% and 5.1% for our two facilities, respectively, which generated revenues of $58,249 and $54,843 for the three months ended September 30, 2011.  For the three months ended September 30, 2012 and 2011, direct product sales revenues accounted for 96.1% and 95.3% of total revenues and agency fees accounted for 3.9% and 4.7% of total revenues, respectively.

Our revenue and volume activity are broken down below by facility year-over-year:

	For the Three Months Ended
	September 30,	September 30,
(in thousands, except metric tons)	2012	2011	% Change
Product Sales:
Taiyuan Facility	$70,541	$58,249	21.1%
Gujiao Facility	57,618	54,843	5.1%
Total Product Sales	128,156	113,092	13.3%

Agency Fees	5,229	5,539	(5.6%	)

Total Revenues	$133,385	$118,631	12.4%

Sales Volume: (mt)
Taiyuan Facility	62,637	50,018	35.2%
Gujiao Facility	47,950	43,844	9.4%
Total Sales Volume	110,587	93,862	17.8%

Weighted average selling price per mt	$1,159/mt	$1,205/mt	(3.8%	)

We continue to allocate product sales between our two facilities, Taiyuan and Gujiao, to better serve our customer base.   The two facilities are approximately 30 kilometers apart and their service markets overlap.  Total sales volume for the three month period ended September 30, 2012 increased 17.8% to 110,587mt from 93,8626mt for the three month period ended September 30, 2011.  The increase in volume was primarily due to improving economic conditions and regional growth.

The decrease in the price per mt of petroleum products was due to the average decrease in international crude oil prices in the prior quarter and corresponding price decreases set by the PRC to retail petroleum prices.  During the timeframe from fiscal year end June 30, 2011 through September 30, 2012, the PRC decreased retail petroleum prices four times, but also increased retail prices four times, most recently in August and September 2012.

Brent Crude Price vs. PRC Retail Prices – Price Trend Lines

Costs of Sales

Costs of sales increased by $11,340 or 11.7% to $107,954 for the three months ended September 30, 2012 compared to $96,614 for the three months ended September 30, 2011.  As a percentage of total revenues our total cost of sales between the periods decreased by 0.5% as a percentage of revenues to 80.9% from 81.4%.  The decrease in cost of sales as a percentage of revenues was primarily due to the lower weighted average inventory costs from inventory purchased in the prior quarter during a period of declining international prices and a current period of rising retail petroleum prices implemented by the PRC in August and September 2012.

We pay market prices to our refinery suppliers and carefully manage our inventory levels to adjust to pricing fluctuations. The three-month weighted average cost basis per metric ton of petroleum product we sold decreased by $53/mt or 5.2% to $976mt from $1,029/mt during the three months ended September 30, 2012 and 2011, respectively.  During the three month period ended September 30, 2012, the Company’s gross profit margin on product sales increased 8.2% to 15.8% from 14.6% during the three month period ended September 30, 2011, because of lower average inventory costs due to prior decreases in international crude oil prices.  International crude oil prices have subsequently increased, but the PRC has also increased the retail price of petroleum to more accurately reflect the fluctuations in worldwide crude oil prices.

The Company also experienced a drop in agency fee revenues of $310 or 5.6% to $5,229 during the three months ended September 30, 2012 compared to $5,539 during the three months ended September 30, 2011.  When the Company earns higher agency fees, the net effect lowers the percentage of total cost of sales because there are no costs associated with the agency fees.

	For the Three Months Ended
	September 30,	September 30,
	2012	2011	% Change
Product Sales Revenue and Cost per metric ton (“mt”)
Weighted average selling price/mt	$1,159/mt	$1,205/mt	(3.8%)
Weighted average cost/mt	976/mt	1,029/mt	(5.2%)
Gross profit/mt	$183/mt	$176/mt	3.4%

Gross profit margin	15.8%	14.6%	8.2%

Cost of sales for our first fiscal quarter of 2013 (three months ended September 30, 2012) decreased $6,181 or 5.4% to $107,954 from $114,135 for the fourth fiscal quarter of 2012 (three months ended June 30, 2012).   As a percentage of total revenues our total cost of sales between the quarters decreased by 2.8% as a percentage of revenues to 80.9% from 83.7%.  The decrease in the total cost of sales as a percentage of total revenues was due to the decrease in the weighted average cost per mt.  During the first fiscal quarter of 2013 the weighted average cost per mt of petroleum products sold decreased approximately $60/mt or 5.8% to $976/mt from $1,036/mt during the fourth fiscal quarter of 2012 because of good inventory management during declining crude oil prices.  The gross profit on product sales improved $31/mt or 20.4% to $183/mt (15.8% gross profit margin on product sales) during the three months ended September 30, 2012 as compared to $152/mt (12.8% gross profit margin on product sales) during the three months ended June 30, 2012.  The improved gross profit was primarily due to the PRC price increases in February and March 2012 to more accurately reflect worldwide crude oil prices.

The Company experienced a slight drop in agency fee revenues of $99 or 1.9% to $5,229 during the three months ended September 30, 2012 compared to $5,328 during the three months ended June 30, 2012.

The cost basis of finished petroleum products fluctuates during the year due to the pricing mechanism in place in the PRC.  The price of finished petroleum products is established by a PRC regulatory body, National Regulatory Development Commission (“NDRC”), under a formula based on the movement of international prices over a look-back period of 22 working days and generally resets when the price increases or decreases by 4%.  The NDRC adjusts domestic finished oil prices by modifying the retail price of gasoline and diesel in all provinces, which has an upstream pricing effect over the wholesale price of finished oil products.  We attempt to manage our costs by utilizing our storage capacity to adjust inventory levels based on the anticipated movement of industry pricing to take advantage of pricing and supply and demand fluctuations within the marketplace.  The Company’s average age of inventory for the three months ended September 30, 2012 decreased to approximately 42 days as the Company turned on-hand inventory more quickly, but held more inventory through advances to suppliers by locking in petroleum pricing in the prior quarter when prices were at lower levels.  This compares to the Company’s average age of inventory for the three months ended September 30, 2011 of approximately 55 days during a time of fluctuating prices for international crude oil.  At September 30, 2012 our advances to suppliers were $109,578 compared to $64,522 at September 30, 2011.  The Company is continually working to optimize its inventory turnover, which expands sales capacity based on increased inventory movement, and advances to suppliers.  In times of anticipated price movements the Company tries to lock-in pricing and adjust inventory on-hand prior to the PRC pricing mechanism adjusting the retail price.  Our supplier advance balance with refineries allows us to lock-in pricing and supply so that we can react quickly to purchases based on anticipated movements in the international price of crude oil and the timing of the PRC pricing levels adjustments.

Operating Expenses

Operating expenses for the three months ended September 30, 2012 decreased $55 or 5.7% to $918 as compared to $973 for the three months ended September 30, 2011, due primarily to lower professional fees paid during the period.  As a percentage of revenues, operating expenses declined to 0.7% for the three months ended September 30, 2012 from 0.8% for the three months ended September 30, 2011.  Operating expenses during 2012 included non-cash expenses of $557 in depreciation and $17 in accrued stock based compensation.  The Company paid approximately $344 in cash payments for salaries, consulting and professional fees, insurance and travel primarily related to fees and expenses for administration and the operations of the public company.  Operating expenses during 2011 consisted of non-cash expenses of $515 in depreciation and $17 in stock based compensation.  The Company paid $441 in cash payments for salaries, consulting and professional fees, insurance and travel primarily related to fees and expenses related to the operations of the public company.

Operating Income

Operating income for the three months ended September 30, 2012 increased $3,469 or 16.5% to $24,513 from $21,044 for the three months ended September 30, 2011, due to the increase in product sales volume of 17.8% year-over-year as a result of improving economic conditions and regional growth and the increase in overall gross profit margin of 0.5% due to lower average inventory costs.

Income Before Taxes

Income before taxes for the three months ended September 30, 2012 increased $768 or 3.3% to $23,943 as compared to $23,175 for the three months ended September 30, 2011 primarily due to the increase in the warrant derivative liability expense associated with the accounting for the non-cash warrant derivative liability charge.

Other expenses for the three months ended September 30, 2012 were related to the non-cash expense charge for the change in the warrant derivative liability of ($575).  Other income for the three months ended September 30, 2011 was related to the non-cash income reported for the change in the warrant derivative liability of $2,127.  The non-cash income and expense are accounted for in accordance with GAAP for the change in the fair value of the warrant derivative liability.  If the non-cash adjustment had not been required to be recorded, the Company’s income before taxes would have increased $3,470 or 16.5% to $24,518 from $21,048 for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

The financial instrument classified as derivatives consisted of Warrants to purchase shares of our common stock issued in connection with our October 2009 Financing.  The Warrants have a three year term that was set to expire October 29, 2012 and have an exercise price per share of $2.255.  Subsequently, the Warrants’ contractual life was extended from an expiration date of October 29, 2012 until November 29, 2012 under the same terms and conditions.  The increase in the warrant derivative liability expense was primarily attributable to the increase in the stock price as a calculation variable.

The interest income increased $1 for the period to $5 for the three months ended September 30, 2012 from $4 for the three months ended September 30, 2011 because of higher average cash balances during the period.  The Company had no outstanding long-term debt.

Income tax expense for the three months ended September 30, 2012 increased $846 or 15.9% to $6,170 from $5,324 for the three months ended September 30, 2011, due to the increase in operating income earned during the period.

Net Income

Net income decreased $78 or 0.4% to $17,773 for the three months ended September 30, 2012 from $17,851 for the three months ended September 30, 2011, due to the reasons set forth above.

Comprehensive income for the three months ended September 30, 2012 decreased $3,580 or 17.3% to $17,127 from $20,707 for the three months ended September 30, 2011, due to the decrease in foreign currency translation adjustment of $3,502 or 122.6% to ($646) from $2,856 for the three months ended September 30, 2012 and 2011, respectively.  The foreign currency translation adjustment was primarily driven by currency devaluation of the Chinese RMB versus the US Dollar for the three months ended September 30, 2012 compared to currency appreciation for the three months ended September 30, 2011.

Net income attributable to common shareholders decreased by $78 or 0.4% to $17,758 for the three months ended September 30, 2012 from $17,836 for the three months ended September 30, 2011.  For the three months ended September 30, 2012 and 2011, respectively, we paid $15 in cash dividends on preferred stock.

Basic and Diluted Income Attributable to Common Shareholders per Share

The Company’s basic net income attributable to common shareholders per share was $0.18 for the three months ended September 30, 2012 and 2011, respectively.

The Company’s diluted net income attributable to common shareholders per share increased $0.02 or 13.3% to $0.17 from $0.15 for the three months ended September 30, 2012 and 2011, respectively.  For the three months ended September 30, 2011, the diluted earnings per share calculation deducts the gain from the warrant derivative liability of $2,127 from the net income attributable to common stockholders in the numerator for the diluted earnings per share.

We anticipate increases in selling, general and administration expenses for the fiscal year ended June 30, 2013 directly attributed to variable costs from increases in sales and operational expenses associated with our purchase of the Huajie Petroleum assets.

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

Longwei Petroleum Investment Holding Limited
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
(in thousands, except per share data)

	For the Three Months Ended September 30,
	2012	2011

GAAP Net Income Attributable to Common Shareholders	$17,758	$17,836
Non-GAAP adjustments:
Add: Non-Cash Charge for the Change in Fair Value of Derivative	575	(2,127)
Non-GAAP Net Income Attributable to Common Shareholders (a)	$18,333	$15,709

GAAP Earnings Per Share:
Basic	$0.18	$0.18

Diluted	$0.17	$0.15

Non-GAAP Earnings Per Share:
Basic	$0.18	$0.16

Diluted	$0.18	$0.15

Weighted Average Common Shares Outstanding:
Basic	100,961	100,752

Diluted	101,814	101,701

(a) Non-GAAP adjustment net of the non-cash expense for the change in the fair value of the warrant derivative liability is added back to the GAAP Net Income Attributable to Common Shareholders in order to calculate the Non-GAAP Net Income Attributable to Common Shareholders and Non-GAAP Earnings Per Share.  A reconciliation of these calculations is provided above.   (The warrant derivative liability non-cash charge is associated with the issuance of Warrants for the October 2009 Financing.  The Warrants expire on November 29, 2012 at an exercise price of $2.255 per share.)

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $14,413 at September 30, 2012.  As of September 30, 2012, our current assets decreased $5,159 or 2.5% to $202,838 from $207,997 at year end June 30, 2012.  The Company used its cash on-hand and conversion of working capital assets during the quarter for the payment of $23,710 for the balance of the purchase of the Huajie Petroleum assets for a total of $110,646.  The Company previously maintains a cash deposit of $86,936 for the purchase.  Overall, we had an increase in cash flows of $2,835 during the three month period ended September 30, 2012 resulting from $26,584 of cash provided by operating activities, $23,710 of cash used in investing activities for the closing of the Huajie asset purchase, $15 of cash used in financing activities for dividends, and the effect of the exchange rate changes in cash of $24.

Our current ratio is approximately 22:1 (current assets to current liabilities) at September 30, 2012.  With the addition of the Huajie Petroleum assets our total asset are $360,037 and we have no long-term debt as of September 30, 2012.

Accounts receivable turnover days increased to approximately 20 days from 19 days on total sales, and increased to 90 days from 76 days on credit sales between the periods ended September 30, 2012 and 2011, respectively.  (Payments are due upon receipt of the products unless the customer has been pre-approved for payment terms.  Approximately 75% of the Company’s customers are cash-payment only upon delivery, and certain large customers are preapproved for payment terms of up to 90 days.  The Company has twenty-seven open accounts with customers at September 30, 2012.)

The average age of inventory for the three months ended September 30, 2012 decreased to approximately 42 days as the Company turned on-hand inventory more quickly, but held more inventory through advances to suppliers by locking in petroleum pricing in the prior quarter when prices were at lower levels.  This compares to the Company’s average age of inventory for the three months ended September 30, 2011 of approximately 55 days during a time of fluctuating prices for international crude oil.  At September 30, 2012 our advances to suppliers were $109,578 compared to $64,522 at September 30, 2011.  The Company is continually working to optimize its inventory turnover, which expands sales capacity based on increased inventory movement, and advances to suppliers.  In times of anticipated price movements the Company tries to lock-in pricing and adjust inventory on-hand prior to the PRC pricing mechanism adjusting the retail price.  Our supplier advance balance with refineries allows us to lock-in pricing and supply so that we can react quickly to purchases based on anticipated movements in the international price of crude oil and the timing of the PRC pricing levels adjustments.

Longwei completed the purchase of the assets of Huajie Petroleum Co., Ltd. (“Huajie”) on September 26, 2012, pursuant to an Asset Purchase Agreement.  The Company acquired the assets of Huajie, a fuel storage depot in northern Shanxi Province (located in Xingyuan, Shanxi) including fuel tanks with a 100,000 metric ton storage capacity. The Company has paid RMB 700 million (approximately USD $110.6 million) for the assets.  The assets were non-operational with no revenue-producing history and included land use rights for 98 acres of land, 100,000 tonnage fuel tanks with accessory facilities and equipment, a special transportation railway line, and a 3,000-square-meter office building.  The Company engaged a third-party, independent valuation firm for the appraisal of the fair market value of the assets acquired, which exceeded the purchase price.  Longwei has accounted for the purchase of the assets as an Asset Purchase.  The Company used its cash on hand and conversion of working capital assets to finance the acquisition.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	(In thousands) Three Months Ended September 30,
	2012	2011

Cash at beginning of period	$11,578	$9,422
Net cash (used in) provided by operating activities	26,584	(6,626)
Net cash (used in) provided by investing activities	(23,710)	-
Net cash (used in) provided by financing activities	(15)	(15)
Effect of exchange rate changes on cash	(24)	131
Cash at end of period	$14,413	$2,912

Cash Flows from Operating Activities

For the three months ended September 30, 2012, net cash provided by operations was $26,584 compared to net cash used in operations of $6,626 for the three months ended September 30, 2011.  The increase of $33,210 or 501.2% in net cash provided by operations was primarily due to net income of $17.8 million and the $7.5 million decrease in accounts receivable and inventory.  The combined balance in both inventory on-hand and advances to suppliers increased $27,153 or 20.8% to $157,650 at September 30, 2012 from $130,497 at September 30, 2011.  Our advances to suppliers balance has remained at a similar level to June 30, 2012.  We have used our working capital primarily to increase cash for the final payment of the Huajie assets.  We continue to balance our working capital to take advantage of petroleum pricing opportunities with our suppliers.

Based on the three months ended September 30, 2012, our inventory product mix was 50,481mt (or 16.6M gallons) of product on-hand or 42.1% of our total storage capacity of 120,000mt valued at $48,072.  Our supplier advance balance of $109,578 with refineries allows us to lock-in supply and pricing so that we can react quickly for purchases based on the timing of international crude oil prices fluctuations and the PRC retail pricing level adjustments.

Cash Flows from Investing Activities

For the three months ended September 30, 2012, net cash used in investing activities was $23,710 compared to no net cash used in investing activities for the three months ended September 30, 2011.  The increase in net cash used in investing activities for the three months ended September 30, 2012 was related to the Huajie asset purchase.  We invested $89,148 in the purchase and improvement of fixed assets, $21,665 in the purchase of land use rights, and correspondingly decreased our deposit as part of the closing purchase price of $110,646 for the Huajie assets.

Cash Flows from Financing Activities

For the three months ended September 30, 2012 and 2011, net cash used in financing activities was $15 for Series A Preferred Stock dividends paid in each quarter.

Plan of Operations

As described herein, we have completed the purchase of the Huajie assets for approximately $110.6 million.  We anticipate increasing our sales at this new facility over the course of fiscal year-end 2013.  We expect to continue to expand our customer base utilizing our three distribution platforms.  Our strategy is to leverage our customer and supplier relationships to develop additional business.  We may also look for opportunities to expand our business that we consider accretive to earnings.

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

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through September 30, 2012, the Company had not experienced impairment losses on its long-lived assets.

Inventories

Inventories consist of finished petroleum products.  Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.  When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the three months ended September 30, 2012 and 2011.

Management has discussed the development and selection of these critical accounting policies with the Board of Directors and the Board has reviewed the disclosures presented above relating to them.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Cai Yongjun, and Chief Financial Officer, Michael Toups, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended September 30, 2012, we have taken additional measures to strengthen our financial controls, which have included training for our accounting staff and allocating financial and human resources to support our internal control structure. We have also contracted with an outside consulting firm to assist the Company in our Sarbanes Oxley (“SOX”) compliance and internal controls. The Company continues its process of SOX compliance, including mapping, testing, analysis and assessment. The Company's efforts are designed to address our internal controls for financial reporting and to strengthen our overall control environment. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address all deficiencies. The design of any system of controls is based in part upon certain assumptions about likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, management concluded that, as of September 30, 2012, the Company's internal control over financial reporting is effective based on those criteria.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS

There have not been any material changes from the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the SEC on September 13, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Securities

During the three months ended September 30, 2012, the Chief Financial Officer earned and was vested in 15,000 shares of restricted common stock pursuant to his consulting agreement.  The shares have been accrued as stock based compensation, but have not been issued.

During the three months ended September 30, 2012, the holders of Series A Preferred Stock elected to convert an aggregate of 100,000 shares of such Series A Preferred Stock into an aggregate of 100,000 shares of common stock.

The above referenced transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

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

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three month periods ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet as of September 30, 2012 (Unaudited) and June 30, 2012, (ii) the Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three Months Ended September 30, 2012 and September 30, 2011, (iii) the Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three months ended September 30, 2012 and September 30, 2011, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2012 and September 30, 2011, (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements tagged as blocks of texts

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

Principal Executive Officers of Longwei Petroleum Investment Holding Limited
November 13, 2012	By:	/s/ Cai Yongjun
Cai Yongjun Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Toups
Michael Toups Chief Financial Officer (Principal Financial and Accounting Officer)